Form 10-K
period 1993-12-31
IWC RESOURCES CORP
filed 1994-03-30
CIK 790523

Document Summary:

     Document:     0805E
     Author:
     Addressee:
     Operator:

     Creation Date:      03/30/1994
     Modification Date:  03/30/1994

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993, or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from              to
     Commission file number 0-15420

                           IWC RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)


          Indiana                                               35-1668886
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       1220 Waterway Boulevard, Indianapolis, Indiana                  46202
          (Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code: (317) 639-1501

                                      NONE
           Securities registered pursuant to Section 12(b) of the Act

                                  Common Stock
                                 Title of Class
           Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:   Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. (X)

                                  $145,127,631
State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 1994

                                   6,835,593
    Indicate the number of shares of common stock outstanding March 1, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this annual report on Form 10-K:

                                                PARTS OF FORM 10-K INTO WHICH
           IDENTITY OF DOCUMENT                   DOCUMENT IS INCORPORATED
Annual Report to Shareholders of Registrant
for the Year Ended December 31, 1993                   Parts I and II

Definitive Proxy Statement to be
filed for the 1994 Annual Meeting
of Shareholders of Registrant                          Part III























































0805s
                    IWC RESOURCES CORPORATION

                      INDIANAPOLIS, INDIANA

       ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION

                        December 31, 1993


                            PART I



Item 1.  BUSINESS

         PRODUCTS AND SERVICES

         IWC Resources Corporation (Resources or, together with its subsidiaries, the Company) is a holding company which owns and operates seven subsidiaries, including three waterworks systems which supply water for residential, commercial, and industrial uses and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the three utilities covers an area of approximately 185 square miles and includes areas in Marion, Hancock, Hamilton, Hendricks, and Boone counties.

         At year end, Indianapolis Water Company (IWC) was providing service to 219,600 customers. Harbour Water Corporation (Harbour), in the Morse Reservoir area of Hamilton County, was serving 2,309 customers. Zionsville Water Corporation (Zionsville), located northwest of Indianapolis, was serving 2,233 customers.

         In addition to the three water utilities, Resources has four other wholly owned subsidiaries, IWC Services, Inc., Utility Data Corporation, Waterway Holdings, Inc., and SM&P Conduit Co., Inc. IWC Services, Inc. offers water-related services to contractors and other water and wastewater utilities. Utility Data Corporation provides customer billing, customer relations, and data processing services to the Company's water utilities, the city of Indianapolis sewer operations, and to several other unaffiliated utilities. The Company, principally through Waterway Holdings, Inc., owns approximately 360 acres of real estate located primarily in the Geist Reservoir area that it intends to sell or develop in the future. SM&P Conduit Co., Inc., which was acquired in June 1993, provides underground facility locating services for utility companies including electric, telephone, gas, cable television, water and sewer utilities.






         In November 1993, a subsidiary of the Company became majority partner in White River Environmental Partnership (Partnership). In December 1993, the Partnership was awarded a five-year contract by the city of Indianapolis to manage and operate its two Advanced Wastewater Treatment plants commencing January 30, 1994. At December 31, 1993, this Partnership was still in the development stage and had no significant assets.

         The Company's majority-owned subsidiary, L&K Noe
         Pin-Point Boring, Inc., which provided directional boring services, was liquidated in 1993.

         The Company continues to explore the possibility of involving itself in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of their customers.

         INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company's operations include two business segments: regulated water utilities and unregulated utility-related services. The water utilities segment includes the operations of the Company's three water utility subsidiaries. The utility-related services segment provides utility line locating services, data processing and billing and payment processing, and other utility-related services to both unaffiliated utilities and to the Company's water utilities. The discussion of segment information, including selected financial data included on pages 31 through 32 of the 1993 Annual Report under "Segment Information", is incorporated herein by reference.

         SECURITIES AND RATE REGULATION

         The utility subsidiaries of the Company are subject to regulation by the Indiana Utility Regulatory Commission (Commission) which has jurisdiction over rates, standards of service, accounting procedures, issuance of securities and related matters. The Commission consists of five Commissioners, appointed by the Governor of Indiana from a list of persons selected by a 7-member nominating committee whose members are: appointed by the Governor (3); and the majority (2) and minority (2) leaders of the Indiana House and Senate. Decisions of the Commission are appealable directly to the Indiana Court of Appeals.






              Securities. The issuance of securities by Resources is not subject to approval by the Commission. The issuance of securities by, and changes in the equity capital of, the Company's utility subsidiaries, including IWC, must be approved.

              Water Rates. Rates charged by the Company for water service are approved by the Commission. It is the Company's policy to seek rate relief when necessary to maintain its service and financial soundness. The Company is not permitted to submit petitions for general rate relief more frequently than every fifteen months and the Commission is not required to act upon petitions within any particular time period.

              Rate Case. On May 17, 1993, Indianapolis Water Company and Zionsville Water Corporation, both wholly owned subsidiaries of the Company, filed a petition with the Commission for approval of a merger of the two companies and a new schedule of rates and charges applicable to their interconnected systems. The increase in combined revenues sought by the companies is approximately $8.9 million, or 14%. This request for new rates includes the increased costs associated with adoption of accrual accounting for postretirement benefits other than pensions. On November 10, 1993, the Utility Consumer Counselor, representing ratepayers, prefiled its testimony and exhibits in the case, the effect of which, if adopted by the Commission, would result in a decrease in current rates of approximately $4.6 million, or 7.2%. Hearings before the Commission were concluded in December 1993, and the Company anticipates a final order in the second quarter of 1994.

         COMPETITIVE CONDITIONS

         The Company conducts its water utility operations, subject to regulation by the Commission, under indeterminate permit and related franchise rights, all of which may be revoked for cause. Under such permit and franchise rights, the Company may lay, maintain and operate its mains and conduits in public streets and ways throughout the area which it serves. Although the permit and franchise rights granted to the Company are not exclusive, other than private wells, there are presently no other significant competitors operating within most of the Company's service area, and the Company does not anticipate that any significant general competition will develop within the area. As the Indianapolis metropolitan area has expanded to include surrounding communities or previously rural areas, the Company has faced competition for new customers from town or rural water utilities.






         The continuing regulation of the Commission covers, among other things, matters relating to rates, service, acquisition of properties, accounting practices, and the issuance of securities by IWC, Harbour or Zionsville. The Company does not pay a franchise tax and is not required to renew its franchise rights periodically.

         The Company's unregulated utility-related services are currently provided in eight states. Data processing and billing and payment processing services are provided to the city of Indianapolis, the Company's water utilities, and to other unaffiliated utilities located in the state of Indiana. Underground facility locating services are provided in the states of Indiana, Ilinois, Missouri, Ohio, Texas, Wisconsin, Arkansas and Minnesota. Services provided by this segment are subject to competitive conditions and are generally contracted for a period of three to five years.

         RECENT AND PROPOSED CHANGES IN FACILITIES

         During the year ended December 31, 1993, the Company added $18,988,000 (including $5,021,000 from the acquisition of SM&P) to utility plant and other property, including 58 miles of new mains and 515 fire hydrants.

         During the past five years, additions to utility plant and other property have averaged $22,694,000 annually. The Company plans capital expenditures of approximately $125,000,000 during the five-year period 1994-1998 primarily for further extensions and improvements to the Company's utility distribution systems and further additions and improvements to its treatment, pumping and storage facilities. In 1993, the Company installed an additional filter at its Harding Station facility, on the south side of its service area, increasing the facility's treatment capacity to 5.5 MGD, at an approximate cost of $415,000. Construction of an additional well at Harbour was started in 1993 to increase the reliable supply to the existing filter plant, at an approximate cost of $40,000. For possible capital expenditures relating to environmental matters, which are not included above, see "Environmental Matters."

         CAPACITY OF FACILITIES AND SOURCES OF WATER SUPPLY

         The combined maximum daily capacity of the Company's treatment plants, together with the maximum daily capacity of its two primary well fields, is 219 million gallons per day (MGD). During 1993, the average consumption was 118 MGD and the maximum consumption was 154 MGD. See "Operating Information by Industry Segment."



         The principal sources of IWC's present water supply are
         (a) the White River, which flows through Indianapolis from north to south and is supplemented by Morse Reservoir on a tributary, Cicero Creek, (b) Fall Creek, which flows from the northeast and is supplemented by Geist Reservoir, and (c) the city of Indianapolis' Eagle Creek Reservoir, located on Eagle Creek in northwest Marion County, from which water is purchased under a long-term contract. See "Properties-Source of Water Supply."

         The three large surface reservoirs are essential to providing an adequate supply during dry periods. Two are used to supplement low stream flows in the White River and Fall Creek, respectively, and water is drawn directly from the third. The reservoirs are rated at a dependable capacity designed to maintain an adequate supply during a repetition of the worst two-year drought ever recorded in the Indianapolis area.

         The theoretical dependable supply impounded by the three combined reservoirs represents about 65 percent of the total dependable supply available today with the balance coming from natural stream flow and wells. Wells constitute the source of supply for Harbour. The Zionsville system is connected to IWC's system.

         In 1993, the Company completed its aquifer protection plan for the south well field in southwest Marion County. This plan will guide the Company's development of its newest major source of supply (40 to 50 MGD), and result in a land use plan to protect the aquifer system from potential contamination sources.

         SEASONAL NATURE OF BUSINESS

         Typically, the seasonal nature of the Company's business results in a higher proportion of operating revenues being realized in the second and third quarters of the year than the first and fourth quarters of the year.

         ENVIRONMENTAL MATTERS

         The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, White River North, Fall Creek, and Thomas W. Moses treatment stations.




         The Company's current NPDES permits were to expire
         June 30, 1989, for White River and Fall Creek stations and December 31, 1990, for Thomas W. Moses treatment station. Applications for renewal of the permits have been filed with, but have not been acted upon by, IDEM (these permits continue in effect pending review of the applications). The Company received an NPDES permit for its White River North Station on April 1, 1991, and it has complied with the reporting requirements for the initial 12-month period of the permit. IDEM has authority to reopen this permit and it could propose in some or all of these permits additional limitations that could be difficult and expensive. Accordingly, the full impact of such restrictions cannot be assessed with certainty at this time. The Company anticipates, however, that the capital costs and expense of compliance with any such permits are likely to be significant.

         Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by EPA of the quality of water it sells and treatment techniques it uses to make the water potable. EPA promulgates nationally applicable maximum contaminants levels (MCLs) for "contaminants" found in drinking water. Management believes that the Company is currently in compliance with all MCLs promulgated to date. EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require EPA, within a three-year period, to promulgate MCLs for over 80 chemicals not then regulated. EPA has been unable to meet the three-year deadline, but has promulgated MCLs for many of these chemicals and has proposed additional MCLs.

         Management of the Company believes that it will be able to comply with the promulgated MCLs and those now proposed without any change in treatment technique, but anticipates that in the future, because of EPA regulations, the Company may have to change its method of treating drinking water to include ozonation and/or granular activated carbon (GAC). In either case, the capital costs could be significant (currently estimated at $37,000,000 for ozonation and $90,000,000 for GAC), as would be the Company's increase in annual operating costs (currently estimated at $1,600,000 for ozonation and $4,300,000 for GAC). Actual costs could exceed these estimates. The Company would expect to recover such costs through its water rates; however, such recovery may not necessarily be timely.










         Under a 1991 law enacted by the Indiana Legislature, a water utility, including the utility subsidiaries of the Company, may petition the Indiana Utility Regulatory Commission (Commission) for prior approval of its plans and estimated expenditures required to comply with provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, the utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for ratemaking purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in the utility's rate base upon completion of construction of the project or any part thereof. While use of this statute is voluntary on the part of a utility, if utilized, it should allow utilities a greater degree of confidence in recovering major costs incurred to comply with environmental related laws on a timely basis.

         EMPLOYEES

         At December 31, 1993, the Company had 904 employees including the addition of 499 employees as a result of the acquisition of SM&P. Approximately one-half of the Company's water utility employees are members of the International Brotherhood of Firemen and Oilers Local 131, AFL-CIO (Union).

         The three-year contract between IWC and the Union is due to expire December 31, 1994.



























                 OPERATING INFORMATION BY INDUSTRY SEGMENT

Operating information by industry segment for each of the past five years follows:


Operating Revenues-Industry Segment (in thousands)

                              1993      1992      1991     1990     1989
Water Utilities:

  Residential               $41,513    40,633    38,901   34,231   31,924
  Commercial and
    Industrial               18,032    16,696    15,393   14,225   13,589
  Public Fire Protection        945     2,157     1,953    1,743    1,718
  Other                       3,849     3,966     3,683    3,43l    2,984

  Total Water Utilities      64,339    63,452    59,930   53,630   50,215

Utility-Related Services(1)  17,982        -         -        -        -

  Total Operating Revenues  $82,321    63,452    59,930   53,630   50,215
                             ======    ======    ======   ======   ======

(1) Reporting by segment was adopted in 1993 as a result of the acquisition of SM&P. Utility-related services for prior periods are not material and, accordingly, have not been reclassified to conform with the 1993 presentation.

Operating Statistics-Water Utilities

                              1993      1992      1991     1990     1989
Water Sold (million gallons)

  Residential                20,232    20,664    22,493   20,168   19,645
  Commercial and
    Industrial               15,337    14,660    15,312   14,835   14,856
  Public Fire Protection         39        29        32       46       50
  Other                         717       808       912      820      715
   Total Water Sold          36,325    36,161    38,749   35,869   35,266
                             ======    ======    ======   ======   ======
Daily Pumpage
  (million gallons)
  Maximum                       154       161       202      177      181
  Minimum                        93        90        91       95       92
  Average                       118       115       124      117      116

Utility Customers (end of
  year, in thousands)           224       219       214      210      204

Fire Hydrants (end of year)  24,730    24,215    23,465   23,124   22,229

Miles of Mains (end of year)  2,817     2,759     2,673    2,624    2,533







Item 2.  PROPERTIES

         GENERAL DESCRIPTION

         The Company's water utilities' properties consist of land, easements, rights (including water rights), buildings, reservoirs, canal, wells, supply lines, purification pla3ts, pumping stations, transmission and distribution pipes, mains and conduits, meters and other facilities used for the collection, purification, and storage of water, and the distribution of water to its customers. The water systems extend from well fields and raw water reservoirs on Cicero Creek and Fall Creek, north and northeast of Indianapolis, and from the intake structure in Indianapolis' Eagle Creek Reservoir, northwest of Indianapolis, to the service connections of the ultimate consumers. The principal properties are all located in or near Indianapolis and, except for Eagle Creek Reservoir, which is owned by the city of Indianapolis, are all owned by the Company, in fee, with the exception of its easements.
         Substantially all its utility property rights and interests, both tangible and intangible, are subject to the lien securing first mortgage bonds.

         The Company's utility-related properties consist of data processing equipment used to provide data processing and billing and payment processing to both unaffiliated utilities and to the Company's water utilities, and land, building, vehicles and locating equipment used to provide line locating services to unaffiliated utilities. The Company also owns parcels of land which it holds for possible sale or development. A general description of the principal properties is set forth in the following paragraphs.

         SOURCE OF WATER SUPPLY

         WHITE RIVER: White River, supplemented by Morse Reservoir, furnished 70% of IWC's water supply during 1993, of which 64% was provided by IWC's White River plant and 6% was provided by IWC's new White River North plant (placed in service in 1991). The drainage area of the White River above the intake of IWC's canal is approximately 1,200 square miles. In 1956, IWC completed Morse Reservoir on Cicero Creek, a tributary of the White River. It is located on approximately 1,692 acres of land owned by IWC of which about 1,500 acres are inundated. The storage capacity of this reservoir is approximately 6.9 billion gallons. With the reservoir supplementing the natural flow, it is estimated by IWC that the combined dependable flow in the White River can be maintained at a volume sufficient to produce 88 MGD. IWC owns and maintains a dam across White River at Broad Ripple which serves to divert the flow into the canal. Water diverted at the Broad Ripple dam flows by gravity in an open canal to the White River treatment and pumping station. IWC's White River North plant has its intake directly on the White River.

         FALL CREEK: Fall Creek, supplemented by Geist Reservoir, provided 20% of IWC's water supply in 1993. The area of the watershed drained by Fall Creek upstream from the Fall Creek Station intake is approximately 300 square miles. In 1943, IWC completed the Geist Reservoir on Fall Creek. The reservoir is situated on about 1,983 acres of land owned by IWC, of which 1,890 acres are inundated, and has a storage capacity of approximately 6.1 billion gallons. With the reservoir supplementing the natural flow in Fall Creek, it is estimated by IWC that the combined dependable flow in Fall Creek can be maintained at a volume sufficient to provide 25 MGD. At the Fall Creek Station, IWC owns and maintains a concrete dam which diverts the flow of the creek into the station intake.

         EAGLE CREEK RESERVOIR: Raw water purchased from Eagle Creek Reservoir, a multipurpose reservoir owned and operated by the city of Indianapolis, provided 8% of IWC's water supply in 1993. On October 18, 1971, IWC and the City signed a 50-year contract, with an option for an additional 25 years, providing for the withdrawal, subject to certain restrictions, of up to
         12.4 MGD on an annual average basis. IWC owns and maintains a raw water intake structure, pumping station, and pipeline within the reservoir property, which delivers the allotted supply to its Thomas W. Moses Treatment Plant.

         WELLS: IWC owns 37 wells, of which 31 are supplementary or auxiliary supply and six are primary sources of supply. The Company owns a total of 823 acres of well station land, of which 777 acres are located in Marion County and 46 acres are located in Johnson County. It is estimated that the aggregate dependable annual average yield under a repetition of the most severe two-year drought on record is approximately 14 MGD from the wells. In 1993, wells provided approximately 2% of IWC's water supply utilized.

         The source of supply for Harbour consists of five wells having a total rated capacity and actual pumping capacity of 3.8 MGD. Zionsville purchases its entire treated water supply from IWC.








         PURIFICATION

         Treatment of surface water in IWC's system involves coagulation and flocculation, after which the water flows through the sedimentation basins and then to gravity-type rapid filters. IWC has four primary surface water filtration and purification plants--two for the White River supply sources, one for the Fall Creek supply source, and one for the Eagle Creek supply source--equipped with rapid filters having a maximum operating capacity aggregating 180 MGD and two ground water treatment plants totaling 9 MGD.

         The water treatment plant for Harbour Water Corporation consists of four packaged filter iron removal units with a combined rated capacity of 3.5 MGD, including the new east plant which increased rated capacity by
         1.5 MGD.

         PUMPING

         IWC owns seven principal pumping stations and eleven booster stations. The principal pumping stations have a total of 37 primary distribution pumps and have a maximum capacity of 311 MGD. The booster stations have 39 pumps, all of which are electrically driven with a maximum capacity of 99 MGD. IWC has not to date experienced, nor does it anticipate, any shortage of electrical energy to run its pumps.

         The high service pumping facilities for Harbour consist of six electric motor-driven pumps housed in the same buildings as the treatment plants and have a maximum capacity of approximately 3.5 MGD.

         FILTERED WATER STORAGE

         The Company's aggregate storage capacity for finished water is approximately 55 million gallons. IWC owns six filtered-water underground reservoirs at its five principal pumping stations which have an aggregate storage capacity of 39 million gallons. The filtered water in storage has been treated and is available to be pumped into the distribution system. Also, there are three elevated storage tanks with an aggregate storage capacity of over four million gallons and two ground storage tanks with an aggregate storage capacity of 12 million gallons.












         The filtered water in the two ground storage tanks has been pumped by the principal pumping stations and is available to the respective booster stations to be pumped into the distribution system served by these stations. The three outlying elevated storage tanks "ride on" the distribution system and provide water by gravity flow.

         There is one ground storage tank for Harbour located adjacent to the treatment plant with a storage capacity of 50,000 gallons. There is also an elevated storage tank in the distribution system which "rides on" the system and has a capacity of 250,000 gallons.

         Zionsville has one elevated storage tank located in the town of Zionsville with a storage capacity of 400,000 gallons.

         TRANSMISSION AND DISTRIBUTION

         The Company's utility transmission and distribution systems are composed of 2,817 miles of mains, most of which are cast iron and ductile iron. During the past ten years, an aggregate of 654 miles of mains, or approximately 23% of the total, were added to the systems. In general, the mains are located in city streets, other public ways and occasionally in easements. The supply mains are located partly in city streets and partly in rights-of-way and land owned by the Company. The Company furnishes public fire protection service through hydrants owned by the Company and located generally within the limits of street rights-of-way.

         UTILITY-RELATED PROPERTIES

         The Company's data processing equipment is located at IWC's general office in Indianapolis, Indiana. The Company also owns land and a building in Noblesville, Indiana which is the headquarters for its line locating services, and leases (operating leases) fourteen buildings located in eight states which are used as district offices. Vehicles and locating equipment used in these operations are located at the various operating offices.

         REAL ESTATE INTERESTS

         At December 31, 1993, the Company owned approximately
         360 acres of undeveloped non-utility land.   Most of
         the holdings consist of land located generally north and west of Geist Reservoir in Hamilton County, and several additional parcels in Marion County. The Company continues to explore the possible sale or development of this land.





         OFFICE BUILDING

         The Company's main office building and service center was constructed in 1957 on 20 acres of land located approximately two miles from the center of the main business district of Indianapolis. The building houses the general and local commercial offices of the Company and provides a garage and building for storage of materials and vehicles, as well as shop space for repairs to automotive and other equipment. To provide for additional space and enhancement of customer service, the Company, in 1993, began construction of an office building adjacent to its existing building which will house certain general office employees. The new building is scheduled for completion in May 1994 at an approximate cost of $2,000,000.


Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of their property is the subject, except for the rate case described on page 3 under SECURITIES AND RATE REGULATION - Rate Case.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1993 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.



























                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period during the past two years with respect to the Common Shares, the approximate number of holders of shares of Common Shares as of December 31, 1993, the frequency and amount of dividends paid during the past two years with respect to the Common Shares and other matters is included under the captions "Stock Statistics" and "Distribution of Shareholders" on page 39 of the 1993 Annual Report, which information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

         The data included on page 34 of the 1993 Annual Report under "Selected Financial Data" is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of
         Operations" included in the 1993 Annual Report on pages
         35 through 38 is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements included in the 1993 Annual Report and listed in Item 14.1. of this Report are incorporated herein by reference from the 1993 Annual Report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None














                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding nominees for Director of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1994 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1994 Proxy Statement").

         The following table sets forth the current officers of IWC Resources Corporation and its principal subsidiary, Indianapolis Water Company, their ages, and (as presented below in parentheses) their positions during the past five years. There is no family relationship between any of the officers of the Company. All officers are elected for a term of one year.



                    IWC RESOURCES CORPORATION


            Name              Age          Position


         James T. Morris       50     Chairman of the Board,
                                      Chief Executive Officer and
                                      President (President and
                                      Chief Operating Officer)

         J. A. Rosenfeld       62     Executive Vice President
                                      (Senior Vice President
                                      and Treasurer; Financial
                                      Consultant)

         Kenneth N. Giffin     50     Senior Vice President-
                                      Governmental Relations and
                                      Real Estate

         John M. Davis         42     Vice President, General
                                      Counsel and Secretary

         Alan R. Kimbell       62     Vice President-Marketing

         James P. Lathrop      48     Controller

         Jane G. Ryan          53     Assistant Secretary











                        INDIANAPOLIS WATER COMPANY


         James T. Morris       50     Chairman of the Board and Chief
                                      Executive Officer (President
                                      and Chief Operating Officer)

         Joseph R. Broyles     51     President and Chief Operating
                                      Officer (Executive Vice President;
                                      Senior Vice President-Operations)

         Paul J. Doane         71     Executive Vice President
                                      (Senior Vice President-Operations;
                                      Vice President-Operations)

         J. A. Rosenfeld       62     Executive Vice President (Senior
                                      Vice President and Treasurer)

         Kenneth N. Giffin     50     Senior Vice President-Governmental
                                      Relations (Senior Vice President-
                                      Human Resources and Corporate
                                      Relations; Vice President-Human
                                      Resources and Corporate Relations)

         John M. Davis         42     Vice President, General Counsel
                                      and Secretary

         Robert F. Miller      49     Vice President-Engineering
                                      (Principal Projects Engineer)

         David S. Probst       55     Vice President-Business Development
                                      (Vice President-Engineering
                                      Services; Vice President-Customer
                                      Service)

         Tim K. Bumgardner     45     Vice President-Operations
                                      (Vice President-Production;
                                      Director of Purification)

         Ronald H. Carrell     57     Vice President - Customer Service
                                      (Director of Customer Services;
                                      Director of Corporate
                                      Communications)

         Martha L. Wharton     64     Vice President-Customer Relations
                                      (Assistant Secretary)

         L. M. Williams        50     Vice President - Human Resources
                                      (Director of Human Resources and
                                      Industrial Relations)










         James P. Lathrop      48     Assistant Treasurer

         Jane G. Ryan          53     Assistant Secretary
                                      (Executive Secretary)


    All of the above have been employed by the Company for more than five years except for J. A. Rosenfeld and John M. Davis. Mr. Rosenfeld has been employed since January, 1992 and was previously employed by Melvin Simon & Associates. Mr. Davis has been employed since June, 1993 and was previously employed by KPMG Peat Marwick.


Item 11. EXECUTIVE COMPENSATION

         The information required by this Item regarding compensation of the Company's officers and directors is incorporated herein by reference to the Company's 1994 Proxy Statement. The Compensation Committee Report to Shareholders and Comparative Stock Performance sections of the Company's 1994 Proxy Statement shall not be deemed "filed" herewith.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         (a) The Company knows of no person who is the beneficial owner of more than 5% of the Company's
         Common Stock. Information required by this item applicable to the Company's Redeemable Preferred Stock follows:


    Title        Name and Address     Amount and Nature  Percent
     of                of               of Beneficial      of
    Class        Beneficial Owner         Ownership       Class
  Redeemable     Patrick J. Baker       17,204 shares    33-1/3%
  Preferred      1913 W. 116th St.
  Stock          Carmel, IN 46032

                 Daniel S. Baker (1)    17,204 shares    33-1/3%
                 7285 Waterview Pt.
                 Noblesville, IN 46060

                 Diana L. Sosbey        17,204 shares    33-1/3%
                 8596 Twin Pt. Cir.
                 Indianapolis, IN 46236


(1) Mr. Daniel S. Baker is President of SM&P Conduit Co., Inc., a wholly owned subsidiary of the Company.








         (b) The information required by this Item regarding the number of shares of the Company's Common Stock, beneficially owned by the nominees for Director and the officers of the Company is incorporated herein by reference to the Company's 1994 Proxy Statement.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to the Company's 1994 Proxy
         Statement.










































                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         The documents listed below are filed as a part of this report except as otherwise indicated:

         1. Financial Statements. The following described consolidated financial statements found on the pages of the 1993 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

              Description of Financial         Location in 1993
              Statement Item                   Annual Report
              Independent Auditors' Report       Page 33
              Consolidated Balance Sheets,
               December 31, 1993 and 1992        Pages 18 and 19
              Consolidated Statements of
               Shareholders' Equity, Years
               ended December 31, 1993,
               1992 and 1991                     Page 20
              Consolidated Statements of
               Earnings, Years ended
               December 31, 1993,
               1992 and 1991                     Page 21
              Consolidated Statements of
               Cash Flows, Years ended
               December 31, 1993,
               1992 and 1991                     Page 22
              Notes to Consolidated Financial
               Statements, Years ended           Pages 23
               December 31, 1993, 1992 and 1991   through 33

         2.   Financial Statement Schedules.

              (a) Independent Auditors' Report
                  on Financial Statement Schedules

              (b) Supplemental Schedules for the
                  Years ended December 31, 1993, 1992 and 1991

              The supplementary schedules of short-term borrowings and supplementary income statement information required by Rule 12-10 and Rule 12-11, respectively, of Regulation S-X for 1993, 1992 and 1991 are as follows:

              1.  Schedule IX  Short-term Borrowings

              2.  Schedule X  Supplementary Income Statement
                  Information







              (c) Other Financial Statement Schedules

              The schedules of property, plant and equipment and accumulated depreciation as required by Rule 12-06 are omitted for 1993, 1992 and 1991 because neither total additions nor total retirements during these years exceeded 10% of the ending balances and the other information required by this rule is set forth in the consolidated financial statements or notes thereto. All other schedules for which provision is made in Regulation S-X have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.












































Independent Auditors' Report


The Board of Directors and Shareholders
IWC Resources Corporation:


Under date of January 26, 1994, we reported on the consolidated balance sheets of IWC Resources Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in Item 14 of the Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company changed its method of revenue recognition in 1991 and, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.





KPMG PEAT MARWICK
Indianapolis, Indiana

January 26, 1994


















                                                         Schedule IX

                        IWC Resources Corporation
                          Short-term Borrowings
               Years Ended December 31, 1993, 1992 and 1991
                              (in thousands)




        Description                        1993       1992       1991

Short-term Bank Borrowings:

  Balance at end of year                 $21,779      5,071     16,618
                                          ======     ======     ======

  Weighted average interest rate            3.70%      3.12%       6.5%
                                          ======     ======     ======

  Maximum amount outstanding
    during year (1)                      $23,673     18,873     16,618
                                          ======     ======     ======

  Average amount outstanding
    during year (1)                      $15,257     15,735     10,787
                                          ======     ======     ======

  Weighted average interest rate
    during the year (1)                     3.21%      5.02%      7.42%
                                          ======     ======     ======



(1) Calculated as determined using end of month amounts or rates during the year.
























                                                          Schedule X

                      IWC Resources Corporation
              Supplementary Income Statement Information
             Years Ended December 31, 1993, 1992 and 1991
                            (in thousands)




  Account                                  Charges to Expense
Description                          1993          1992         1991

Maintenance and repairs             $3,768        $2,994       $3,176
                                     =====         =====        =====




The other items required to be disclosed in this schedule, depreciation and property taxes, are omitted because they are included in the consolidated financial statements or notes thereto.






































                          OTHER MATTERS


For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statement on Form S-8 No. 33-33021 (filed August 17, 1989):

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.































SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                               IWC RESOURCES CORPORATION
                                   Registrant



Date  March 25, 1994           J. A. Rosenfeld, Executive
                                 Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 25, 1994           James T. Morris, Chairman of the
                                 Board, Chief Executive Officer
                                 and President and Director

Date  March 25, 1994           Robert B. McConnell, Chairman of
                                 the Executive Committee

Date  March 25, 1994           J. A. Rosenfeld, Executive Vice
                                 President (Principal Financial
                                    Officer)

Date  March 25, 1994           James P. Lathrop, Controller
                                 (Principal Accounting Officer)

Date  March 25, 1994           Joseph R. Broyles, President
                                 and Chief Operating Officer,
                                 Indianapolis Water Company
                                 and Director

Date  March 25, 1994           Joseph D. Barnette, Jr., Director

Date  March 25, 1994           Thomas W. Binford, Director















Date  March 25, 1994            Murvin S. Enders, Director

Date  March 25, 1994            Otto N. Frenzel III, Director

Date  March 25, 1994            Elizabeth Grube, Director

Date  March 25, 1994            J. B. King, Director

Date  March 25, 1994            J. George Mikelsons, Director

Date  March 25, 1994            Thomas M. Miller, Director

Date  March 25, 1994            Jack E. Reich, Director

Date  March 25, 1994            Fred E. Schlegel, Director
























































  3. Exhibits.   The following exhibits are filed as part of this
     Report:

  3-A-1 Restated Articles of Incorporation of Registrant, as amended to date. The copy of this exhibit filed as Exhibit 3-A to Registrant's Registration Statement on Form S-8 effective August 17, 1989 "Registration No. 33-30221," is incorporated by reference.

  3-B Bylaws of Registrant, as amended to date. The copy of this exhibit filed as Exhibit 3-B to Registrant's Registration Statement on Form S-8 effective August 17, 1989 "Registration No. 33-30221," is incorporated by reference.

  4.1 Sixteenth Supplemental Indenture dated as of November 1, 1985, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A1 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, is incorporated herein by reference.

  4.2 Ninth Supplemental Indenture dated as of August 1, 1967. The copy of this exhibit filed as Exhibit 4-B5 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

  4.3 Eleventh Supplemental Indenture dated as of December 1, 1971. The copy of this exhibit filed as Exhibit 4-B6 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

  4.4 Seventeenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  4.5 Eighteenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  4.6 Nineteenth Supplemental Indenture dated as of June 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Registration Statement on Form S-2 effective December 12, 1991 (Registration No. 33-43939), is incorporated herein by reference.

  4.7 Fourteenth Supplemental Indenture dated as of January 15, 1978, between the Fidelity Bank (formerly Fidelity-Philadelphia Trust Company) and IWC, including as Appendix A the "Restatement of Principal Indenture of Indianapolis Water Company," which, except as otherwise specified, restates the granting clauses and all other sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and Registrant as amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and Fourteenth Supplemental Indentures. A copy of this exhibit filed as Exhibit 4-B1 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

  4.8 Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association, and IWC. The copy of this Exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

  4.9 Twenty-First Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association, and IWC. The copy of this Exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

  4.10 Rights Agreement, dated as of February 9, 1988, between IWC Resources Corporation and Bank One, Indianapolis, NA (as Rights Agent), which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. The copy of this exhibit filed as
                  Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 9, 1988, is incorporated by reference.

  4.11 Indenture of Trust dated as of March 1, 1989, between IWC, City of Indianapolis, Indiana, and Merchants National Bank & Trust Company of Indianapolis, as Trustee. The copy of this exhibit filed as Exhibit 10-F to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  4.12 Indenture of Trust dated as of March 1, 1989, between IWC, Town of Fishers, Indiana, and Merchants National Bank & Trust Company of Indianapolis, as Trustee. The copy of this exhibit filed as Exhibit 10-G to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  4.13 Indenture of Trust dated as of December 1, 1992, between City of Indianapolis, Indiana, and IWC to National City Bank, Indiana, as Trustee. The copy of this Exhibit filed as
                  Exhibit 10-J to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

  4.14            Indenture  of  Trust,  City   of  Indianapolis,
                  Indiana,  and  Indianapolis  Water  Company  to
                  National City Bank, Indiana, as Trustee, dated as of April 1, 1993.

  4.15            Twenty-Second  Supplemental Indenture  dated as
                  of  April 1,  1993, between  Indianapolis Water
                  Company    and    Fidelity    Bank,    National
                  Association.

  10.1 Agreement dated October 18, 1971, between IWC and the Department of Public Works of the City of Indianapolis, Indiana, relating to the purchase of water at Eagle Creek Reservoir. The copy of this exhibit filed as Exhibit 5 to IWC's Statement (No. 2-55201), effective January 14, 1976, is incorporated herein by reference.

  *10.2 The description of "split dollar" life insurance policies owned by IWC with respect to certain officers of Registrant is incorporated hereby by reference to the Company's 1988 Proxy Statement.

  *10.3           Form of Executive Supplemental Benefits Plan of
                  IWC.    The  copy  of  this  exhibit  filed  on

                  Exhibit 10-D   to   IWC's   Annual  Report   on
                  Form 10-K   for   the    fiscal   year    ended
                  December 31, 1985, is incorporated herein by reference.

  10.4 Loan Agreement dated as of March 1, 1989, between IWC and the City of Indianapolis, Indiana. The copy of this exhibit filed as
                  Exhibit 10-D to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  10.5 Loan Agreement dated as of March 1, 1989, between IWC and Town of Fishers, Indiana. The copy of this exhibit filed as Exhibit 10-E to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  10.6 Guaranty Agreement dated as of March 1, 1989, between Registrant and Merchants National Bank & Trust Company of Indianapolis re: City of Indianapolis, Indiana Industrial Development Bonds. The copy of this exhibit filed as
                  Exhibit 10-H to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  10.7 Guaranty Agreement dated as of March 1, 1989, between Registrant and Merchants National Bank & Trust Company of Indianapolis re: Town of Fishers, Indiana Industrial Development Bonds. The copy of this exhibit filed as
                  Exhibit 10-I to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

  10.8 Loan Agreement dated as of December 1, 1992, between IWC and City of Indianapolis, Indiana. The copy of this exhibit filed as Exhibit 10-K to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

  10.9 Guaranty Agreement dated as of December 1, 1992, between Resources and National City Bank, Indiana, as Trustee. The copy of this exhibit filed as Exhibit 10-L to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

  10.10 Note Agreement dated as of March 1, 1994, between Registrant and American United Life
                  Insurance Company.

  10.11 Loan Agreement dated as of April 1, 1993, between Indianapolis Water Company and City of
                  Indianapolis.

  10.12           Guaranty   Agreement  between   Registrant  and
                  National City Bank, Indiana, as Trustee, dated as of April 1, 1993.

  10.13 Agreement for the Operation and Maintenance of the City of Indianapolis, Indiana, Advanced Wastewater Treatment Facilities dated as of
                  December 20, 1993, among the City of Indianapolis, White River Environmental Partnership, the Registrant and certain other parties.

  10.14 White River Environmental Partnership Agreement between IWC Services, Inc., JMM White River
                  Corporation and LAH White River Corporation, dated as of August 20, 1993.

  10.15           Plan and Agreement  of Merger among Registrant,
                  Resources Acquisition Corp., S. M. & P. Conduit
                  Co., Inc., and its shareholders dated as of June 14, 1993.

  10.16 Executive Employment Agreement between Registrant and James T. Morris, dated as of December 31, 1993 (substantially similar agreements in favor of J.A. Rosenfeld, Joseph R. Broyles and Kenneth N. Giffin have been omitted pursuant to Instruction 2 to
                  Item 601 of Regulation S-K).

  13 Registrant's  Annual  Report to  Stockholders  for the  year ended December 31, 1993. This exhibit, except for the portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

  21 Subsidiaries.

  23 Consent of Independent Certified Public Accounts.



  4. Reports  on Form  8-K.   No reports  on Form 8-K  were filed
     during the three months ended December 31, 1992.

  _______
  * This exhibit relates to executive compensation or benefit plans.

                           EXHIBIT INDEX


  The following Exhibits are filed as part of this Report and not incorporated by reference from another document:

  3A-1 Restated Articles of Incorporation of Registrant, as amended to date.

  4.14 Indenture of Trust, City of Indianapolis, Indiana, and Indianapolis Water Company to National City
               Bank, Indiana, as  Trustee, dated  as of  April 1,
               1993.

  4.15         Twenty-Second Supplemental Indenture  dated as  of
               April 1, 1993, between Indianapolis Water Company and Fidelity Bank, National Association.

  10.10   Note  Agreement  dated  as  of March 1,  1994,  between
          Registrant and American United Life Insurance Company.

  10.11   Loan  Agreement  dated  as of  April 1,  1993,  between
          Indianapolis Water Company and City of Indianapolis.

  10.12   Guaranty Agreement between Registrant and National City
          Bank, Indiana, as Trustee, dated as of April 1, 1993.

  10.13 Agreement for the Operation and Maintenance of the City of Indianapolis, Indiana, Advanced Wastewater Treatment Facilities dated as of December 20, 1993, among the City of Indianapolis, White River Environmental Partnership, the Registrant and certain other parties.

  10.14   White River Environmental Partnership Agreement between
          IWC Services, Inc., JMM White River Corporation and LAH
          White River Corporation, dated as of August 20, 1993.

  10.15   Plan   and  Agreement   of  Merger   among  Registrant,
          Resources  Acquisition Corp.,  S. M. & P.  Conduit Co.,
          Inc., and its shareholders dated as of June 14, 1993.

  10.16 Executive Employment Agreement between Registrant and James T. Morris, dated as of December 31, 1993
          (substantially similar agreements in favor of J.A. Rosenfeld, Joseph R. Broyles and Kenneth N. Giffin have been omitted pursuant to Instruction 2 to Item 601 of Regulation S-K).

  13 Registrant's Annual Report to Stockholders for the year ended December 31, 1993. This exhibit, except for the portions thereof that have expressly been incorporated by reference into this Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

  21      Subsidiaries.

  23      Consent of Independent Certified Public Accounts.


  See Item 14 of this Report for a list of other Exhibits that have been filed as part of this Report through incorporation by reference from other documents.