Form 10-Q
period 1994-03-31
IWC RESOURCES CORP
filed 1994-05-12
CIK 790523

Document Summary:

     Document:     EDGAR10Q
     Author:
     Addressee:
     Operator:

     Creation Date:      02/21/1994
     Modification Date:  05/12/1994

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1994

                                       or

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

                                 (317) 639-1501

               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days:   Yes  x    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                     6,836,588 Shares
              Class                                   Outstanding at 4-1-94














           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of March 31, 1994 and
      1993, and December 31, 1993 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Three
      Months ended March 31, 1994 (Unaudited)

    Consolidated Statements of Earnings - Three Months ended
      March 31, 1994 and 1993 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months ended March 31, 1994 and 1993 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:
































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                      March 31, 1994 and 1993 and December 31, 1993
                                       (Unaudited)



                                                           March 31,        December 31,
                                                        1994        1993        1993
                                                              (in thousands)

ASSETS
Current assets:

  Cash and cash equivalents                          $  1,925       1,207       1,813
  Accounts receivable, less allowance for
    doubtful accounts of $190                           9,712       7,189       9,515
  Materials and supplies, at average cost               1,812       1,437       1,722
  Other current assets                                    881         644         871
    Total current assets                               14,330      10,477      13,921

Utility plant:
  Utility plant in service                            325,961     315,582     323,313
  Less accumulated depreciation                        7l,928      66,510      70,406
    Net plant in service                              254,033     249,072     252,907
  Construction work in progress                         8,940       5,513       7,756
    Utility plant, net                                262,973     254,585     260,663

Construction funds held by Trustee                      2,023       1,960       2,010

Other property                                          7,370       2,112       6,825

Goodwill, net of accumulated amortization              17,347       1,394      17,479

Deferred charges and other assets                      12,380       5,515      11,545

                                                     $316,423     276,043     312,443
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $  9,937       4,993      21,779
  Current portion of long-term debt                        -           -        1,200
  Accounts payable and accrued expenses                15,541      11,959      14,380
  Dividends payable                                        51          51          -
  Federal income taxes                                    742         446         392
  Customer deposits                                     1,058         985       1,027
    Total current liabilities                          27,329      18,434      38,778

Long-term obligations:
  Long-term debt, less current portion                 99,375      86,575      85,375
  Customer advances for construction                   45,569      42,092      43,597
    Total long-term obligations                       144,944     128,667     128,972

Deferred income taxes                                  23,888      22,073      23,795
Unamortized investment tax credits                      4,999       5,115       5,029
Contributions in aid of construction                   28,586      27,145      28,081
Other credits                                           5,592       3,842       5,069
Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       4,505       5,705
    Total liabilities and other credits               241,043     209,781     235,429

Shareholders' equity
  Common stock                                         59,600      50,030      59,301
  Retained earnings                                    15,929      16,537      17,912
                                                       75,529      66,567      77,213
  Less unearned compensation                              149         305         199
    Total shareholders' equity                         75,380      66,262      77,014

Commitments and contingencies

                                                     $316,423     276,043     312,443
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.










































                                IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    Three months ended March 31, 1994
                                               (Unaudited)



                                                                                               Total
                                              Common Stock           Retained    Unearned   Shareholders'
                                          Shares         Amount      Earnings  Compensation    Equity

                                                     (In thousands, except share data)

Balance at December 31, 1993             6,821,953     $ 59,301     $ 17,912     $ (199)     $ 77,014

  Net earnings                                  -            -           423         -            423
  Dividends - $.35 per share:
    Common Stock                                -            -        (2,388)        -         (2,388)
    Redeemable preferred stock                  -            -           (18)        -            (18)
  Common stock issued -
   Dividend Reinvestment Plan               13,640          299           -          -            299
  Compensation expense                          -            -            -          50            50




Balance at March 31, 1994                6,835,593     $ 59,600     $ 15,929     $ (149)     $ 75,380
                                         =========       ======       ======        ===        ======

The accompanying notes are an integral part of the consolidated financial statements.











                   IWC RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1994 and 1993
                                  (Unaudited)





                                                    Three Months
                                                   Ended March 31,
                                                   1994      1993
                                         (in thousands, except per share data)

Operating revenues:
  Water utilities                              $16,085        15,136
  Utility-related services                       5,274           544
                                                21,359        15,680
Operating expenses:
  Operation and administration:
    Water utilities                              8,641         8,308
    Utility-related services                     5,459           168

  Depreciation                                   1,839         1,451
  Taxes other than income taxes                  1,907         1,545
    Total operating expenses                    17,846        11,472
    Operating earnings                           3,513         4,208

Other income (expense):
  Interest expense, net                         (1,816)       (1,762)
  Interest income                                   44            16
  Dividends on preferred
    stock of subsidiary                            (51)          (51)
  Other, net                                      (395)         (211)
                                                (2,218)       (2,008)

    Earnings before income taxes                 1,295         2,200
Income taxes                                       872         1,246
     Net earnings                              $   423           954
                                                ======        ======

Per common and common
  equivalent share                             $   .06           .15
                                                ======        ======

Average number of common
  and common equivalent shares outstanding       6,879         6,413
                                                ======        ======



The accompanying notes are an integral part of the consolidated financial statements.







                IWC RESOURCES CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 1994 and 1993
                               (Unaudited)


                                                         Three Months
                                                        Ended March 31,
                                                        1994      1993
                                                        (in thousands)
Cash flows from operating activities:
  Net earnings                                        $    423      954
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                      2,206    1,640
      Deferred income taxes and
        investment tax credits                              63      319
      Gain on sales of other property                       -       (55)
      Provision for bad debts                              105       80
      Dividends on preferred stock of subsidiary            51       51
      Other, net                                          (244)     210
      Changes in operating assets and liabilities:
        Accounts receivable                               (302)     (34)
        Materials and supplies                             (90)    (140)
        Other current assets                               (10)     508
        Accounts payable and accrued expenses            1,161      339
        Federal income taxes                               299      853
        Customer deposits                                   31       41
          Net cash provided by operating activities      3,693    4,766

Cash flows from investing activities:
  Additions to utility plant and other property         (4,568)  (2,359)
  Proceeds from sales of other property                     -        68
  Customer advances for construction                     3,234    1,824
  Refunds of customer advances for construction           (991)    (681)
  Other investing activities, net                          (17)     185
          Net cash used by investing activities         (2,342)    (963)

Cash flows from financing activities:
  Decrease in notes payable to banks                   (11,842)     (78)
  Increase in long-term debt                            14,000       -
  Payments of long-term debt                            (1,277)  (1,180)
  Increase in construction funds
    held by Trustee                                        (13)      (2)
  Cash dividends                                        (2,406)  (2,243)
  Proceeds from issuance of common stock                   299      302
          Net cash used by
            financing activities                        (1,239)  (3,201)

Increase in cash and cash equivalents                      112      602

Cash and cash equivalents at beginning of period         1,813      605

Cash and cash equivalents at end of period            $  1,925    1,207
                                                        ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest           $  2,178    2,090
    Income taxes                                      $    414      266

The accompanying notes are an integral part of the consolidated financial statements.
























































             IWC RESOURCES CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements
                            (Unaudited)



BASIS OF PRESENTATION

The foregoing consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. Results for any interim period are not necessarily indicative of results to be expected for the year. The consolidated financial statements include the accounts of IWC Resources Corporation (Resources) and its wholly owned subsidiaries. The term "Company" refers to the consolidated operations of Resources and its subsidiaries.

Through its water subsidiaries, the Company owns and operates waterworks systems supplying water for residential, commercial and industrial uses and for fire protection in Indianapolis, Indiana, and the surrounding area. These subsidiaries are regulated by the Indiana Utility Regulatory Commission (Commission), and their accounting policies, which are substantially consistent with generally accepted accounting principles, are governed by the Commission. The Company also owns and operates businesses which are involved in utility line locating, data processing and other utility-related services, and real estate sales and development. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies is set forth in Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1993.

CURRENT EVENTS

Rate Case

On May 17, 1993, Indianapolis Water Company and Zionsville Water Corporation, both wholly owned subsidiaries of the Company, filed a petition with the Commission for approval of a merger of the two companies and a new schedule of rates and charges applicable to their interconnected systems. The increase in combined revenues sought by the companies is approximately $8.9 million, or 14%.
This request for new rates includes the increased costs associated with adoption of accrual accounting for postretirement benefits other than pensions. On November 10, 1993, the Utility Consumer Counselor, representing ratepayers, prefiled its testimony and exhibits in the case, the effect of which, if adopted by the Commission, would result in a decrease in current rates of approximately $4.6 million, or 7.2%. The case was heard in December 1993, has been briefed and is now awaiting a final decision by the Commission.





Notes Payable to Banks and Long-term Debt

In January 1994, the Company prepaid $1,200,000 in principal amount of its 12-7/8% Series Bonds, due $240,000 in each of the years 1998 through 2002, at a premium of $77,000. Funds used to prepay the amount were derived from proceeds of the sale of common shares through the Company's Dividend Reinvestment and Stock Purchase Plan.

In March 1994, the Company issued $14,000,000 of 6.31% Senior Notes due March 15, 2001. These bonds are redeemable in whole at the option of the Company on or after March 15, 1997. Proceeds from the notes were used to repay $13,700,000 in short-term notes payable to banks.

Income Taxes on Customer Advances for Construction

In 1994 the Company began charging developers and customers for income taxes incurred on new customer advances for construction. Such income taxes collected are included both in water utilities operating revenues and income taxes for financial statement purposes and, accordingly, do not effect net earnings. For the three months ended March 31, 1994, income taxes collected amounted to $266,000.

COMMITMENTS AND CONTINGENCIES

Pursuant to the 1986 Amendments of the Safe Drinking Water Act, the United States Environmental Protection Agency (EPA) continues to propose new drinking water standards and requirements which, if promulgated, could be costly and require substantial changes in current operations of the Company. The outcome of EPA's proposals are uncertain at this time. Additionally, the Indiana Department of Environmental Management issues permits for discharges from the Company's treatment stations, the terms and limitations of which can, and may well be, onerous and expensive.

The Company has agreements with four key executives which provide that in the event of change in control of the Company, each executive vests in a three-year employment contract at their then existing level of compensation.

RECLASSIFICATIONS

Certain amounts as of March 31, 1993 and for the three months then ended have been reclassified to conform with the 1994 presentation.

           IWC Resources Corporation and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

The operations of IWC Resources Corporation and subsidiaries
(Company) include two significant segments: (1) water utilities and (2) utility-related services.

The most significant change in the Company's operations within the past year results primarily from the acquisition of SM&P
Conduit Co., Inc. (SM&P) in June 1993. SM&P's results of operations are included in the utility-related segment.

The Company's results of operations for both water utility and utility-related segments are seasonal in nature with the higher proportion of operating revenues and operating earnings being realized in the second and third quarters of the year than the first and fourth quarters. Such seasonality is considered by the Company in developing its budgets by quarter.


        Three Months Ended March 31, 1994, Compared with
                Three Months Ended March 31, 1993

Due to the acquisition of SM&P and the seasonality of its operations, the Company budgeted an operating loss for the utility-related segment and, accordingly, lower consolidated net earnings for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. Operating revenues and operation and administrative expenses were budgeted at $15,931,000 and $8,720,000, respectively, for the water utilities segment and $4,696,000 and $5,583,000, respectively, for the utility-related segment. This compares to actual operating revenues and operation and administrative expenses of $16,085,000 and $8,64l,000, repectively, for the water utilities segment and $5,274,000 and $5,459,000, respectively, for the utility-related segment. The increase of $578,000 of actual operating revenues over budgeted operating revenues in the utility-related segment is due primarily to new business contracts realized at several operating locations.

Following is a discussion and analysis of actual operating results.

Operating revenues increased $5,679,000 (36.2%) of which $4,730,000 is applicable to the utility-related segment. The increase in water utilities segment revenues of $949,000 represents a 6.3% increase compared to the three months ended March 31, 1993, and is primarily due a 5.9% increase in total water consumption. Operation and administration expenses increased $5,624,000 (66.4%) of which $5,291,000 is applicable to the utility-related segment. The increase in water utilities segment expenses of $333,000 which is discussed below represents a 4.0% increase over the three months ended March 31, 1993, and is primarily due to the effects of inflation on the Company's costs and cold related problems experienced during 1994. Labor expenses increased $300,000 (9.5%) mainly due to a general wage increase, effective January 1, 1994, and to overtime paid due to maintenance repairs resulting from the extremely cold weather in January and February 1994. Chemical costs increased $39,000 (26.2%) primarily due to increased usage and higher chemical costs. Materials and transportation costs increased $135,000 (24.7%) largely due to the increase in maintenance repairs. The cost of outside services decreased $182,000 (11.1%) chiefly due to a decrease in consulting and other services. Regulatory expenses decreased $68,000 (76.6%) primarily due to decreased rate case expenses. Costs of the Company's pension and other benefit plans increased $53,000 (13.2%) primarily due to the higher costs of benefits provided. Depreciation increased $388,000 (26.7%) of which $370,000 is applicable to the utility-related services segment.

Taxes, other than income taxes, increased $362,000 (23.4%) which is net of a $15,000 (1.0%) decrease in such expenses for the water utilities segment. The increase in interest expense, net, of $54,000 (3.1%) is largely due to the effects of higher rates on total debt outstanding. Income taxes decreased $374,000 (30.0%) primarily due to the net effects of lower pretax earnings and income taxes charged on customer advances for construction.

Liquidity and Capital Resources

At the present time, the majority of the Company's business activities are conducted through its water utilities. In June 1993, the Company acquired SM&P which diversified the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of their customers.

Cash Flows From Operating Activities

Cash flows from operating activities result primarily from net earnings adjusted for non-cash items such as depreciation and deferred taxes and changes in operating assets and liabilities. The seasonal nature of the Company's business typically results in higher operating revenues in the second and third quarters of the year than in the first and fourth quarters. Fluctuations in accounts payable and accrued expenses result primarily from property taxes and timing of payments, whereas federal income taxes vary with pretax earnings and the level of taxable customer advances for construction received by the Company.

Cash Flows From Investing Activities

Cash flows from investing activities fluctuate primarily as a result of additions to utility plant and other property and the level of customer advances for construction, net of refunds. Approximately 58 miles of new mains were placed in service in 1993 compared with approximately 86 miles during 1992.

The Company continues to experience growth in its distribution system and received over $5,700,000 in new customer advances for construction of new mains in 1993 and over $6,500,000 in 1992. Such advances are subject to refund over a ten-year period based on the addition of new customers to the constructed mains. The Company refunded approximately $2,200,000 during 1993 and approximately $2,400,000 during 1992. The Company also added $18,988,000
(including $5,021,000 from the acquisition of SM&P) to utility plant and other property during 1993 compared to $15,751,000 during 1992.

The Company received $3,234,000 in new customer advances and refunded $991,000 in customer advances during the three months ended March 31, 1994, compared to $1,824,000 and $681,000, respectively, during the three months ended March 31, 1993. The Company also added $4,568,000 to utility plant and other property during the three months ended March 31, 1994, compared to $2,359,000 during the three months ended March 31, 1993.

Cash Flows From Financing Activities

Cash flows from financing activities consists primarily of the Company's borrowings, dividend payments and sales of common shares. The Company utilizes borrowings against its lines of credit with local banks for its short-term cash needs.

In January 1993, the Company prepaid $1,100,000 in principal amount of its 12-7/8% Series Bonds at a premium of $80,000 and in January 1994, prepaid an additional $1,200,000 in principal amount of these bonds at a premium of $77,000. Funds used to prepay the amounts in 1993 and 1994 were derived from proceeds of the sale of common shares through the Company's Dividend Reinvestment and Stock Purchase Plan. In March 1994, the Company issued $14,000,000 of 6.31% Senior Notes due in 2001. Proceeds from the notes were used to repay $13,700,000 in short-term notes payable to banks incurred for the acquisition of SM&P.

Approximately 99%, 110%, and 81% of net earnings applicable to common and common equivalent shares were declared payable in cash dividends during 1993, 1992, and 1991, respectively. Long-term debt, as a percentage of total capital and long-term debt, decreased to 52.6% at December 31, 1993, compared to 56.2% at December 31, 1992, and 52.1% at December 31, 1991. The decrease in 1993 in the "debt ratio" was primarily due to the combined effects of a payment of $12,700,000 in long-term debt and issuance of new long-term debt of $11,600,000, issuance of $8,300,000 in common stock for the acquisition of SM&P, issuance of common stock through the Company's dividend reinvestment and restricted stock plans of $1,273,000 and an increase in retained earnings of $86,000.

During 1993, the Company increased its line of credit for working capital purposes to $22,200,000; borrowings under the lines were $8,521,000 at March 31, 1994.

Capital Expenditures

Capital expenditures for 1994 are budgeted at approximately $23,000,000 and will be financed primarily from internally generated cash, customer advances for construction, short-term bank borrowings and draws from construction funds held by the trustee. Capital expenditures for the five-year period 1994 through 1998 are budgeted at approximately $125,000,000 with the major portion for new mains and distribution and plant facilities. The Company anticipates that it will be necessary during the five-year period 1994 through 1998 to secure additional outside financing from both short and long-term debt, in order to finance planned capital expenditures and long-term debt maturities.

Projected capital expenditures do not include any construction projects that IWC could be required to undertake to comply with legislative or regulatory environmental or water quality requirements that may be imposed in the future. If IWC is required to adopt new methods of water treatment, the costs involved will be substantial. Capital costs are estimated at $37,000,000 for ozonation and $90,000,000 for granular activated carbon (GAC). Additionally, IWC is subject to regulatory requirements regarding discharges from its treatment plants. The Company estimates that the cost to comply with possible changes to existing regulatory requirements could aggregate $30,000,000 for additional facilities and $1,000,000 in increased operating costs. Such costs and expenses should be recoverable through water rates, but only after appropriate regulatory action.

Environmental Matters

The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, Fall Creek, and the Thomas W. Moses treatment stations. The Company's current NPDES permits were to expire June 30, 1989, for White River and Fall Creek stations and December 31, 1990, for Thomas W. Moses treatment station. Applications for renewal of the permits have been filed with, but have not been acted upon by, IDEM (these permits continue in effect pending review of the applications). The Company received an NPDES permit for its White River North Station on April 1, 1991, and it has complied with the reporting requirements for the initial twelve-month period of the permit. IDEM has authority to reopen this permit and it could propose in some or all of these permits additional limitations that could be difficult and expensive. Accordingly, the full impact of such restrictions cannot be assessed with certainty at this time. The Company anticipates, however, that the capital costs and expense of compliance with any such permits are likely to be significant.

Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by EPA of the quality of water it sells and treatment techniques it uses to make the water potable. EPA promulgates nationally applicable maximum contaminant levels (MCLs) for "contaminants" found in drinking water. Management believes that the Company is currently in compliance with all MCLs promulgated to date. EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require EPA, within a three-year period, to promulgate MCLs for over 80 chemicals not then regulated. EPA has been unable to meet the three-year deadline, but has promulgated MCLs for many of these chemicals and has proposed additional MCLs. Management of the Company believes that it will be able to comply with the promulgated MCLs and those now proposed without any change in treatment technique, but anticipates that in the future, because of EPA regulations, the Company may have to change its method of treating drinking water to include ozonation and/or GAC. In either case, the capital costs could be significant (currently estimated at $37,000,000 for ozonation and $90,000,000 for GAC), as would be the Company's increase in annual operating costs (currently estimated at $1,600,000 for ozonation and $4,300,000 for GAC). Actual costs could exceed these estimates. The Company would expect to recover such costs through its water rates; however, such recovery may not necessarily be timely.

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

Trends, Inflation, and Changing Prices

Under normal conditions and particularly during periods of inflation, water utility revenues from increased water consumption will not keep pace with the increase in operating costs. Therefore, periodic water rate and service charge adjustments are necessary, with the frequency of such increases being partially determined by the amount of inflation.

Results for any interim period are not indicative of results to be expected for the year. Typically, the seasonal nature of the Company's business results in a higher proportion of operating revenues being realized in the second and third quarters of the year than the first and fourth quarters of the year.

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            March 31, 1994


Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on April 21, 1994.

         Election of Directors

         The following table sets forth the nominees elected at the annual meeting, and the number of votes cast for, or withheld, as well as the number of broker non-votes, with respect to each nominee. The number of abstentions recorded is not applicable to the election of directors.

                                 Votes          Votes     Broker
               Nominee          Cast for       Withheld  Non-Votes

         James T. Morris        5,086,073      146,698       0
         Robert A. Borns        5,046,481      186,290       0
         Murvin S. Enders       5,058,118      174,653       0
         J. B. King             5,088,481      144,290       0

         Other Matters Voted Upon at the Meeting

         KPMG Peat Marwick was appointed as auditor for the Company for 1994. There were 5,155,088 votes cast in favor, 17,762 votes cast against and 59,921 abstentions were recorded and zero broker non-votes were recorded with respect to such appointment.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     None

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended March 31, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IWC RESOURCES CORPORATION
                                               (Registrant)


                              By:
                                        J. A. Rosenfeld, Executive
                                        Vice President (Chief
                                        Financial Officer) duly
                                        authorized to sign this
                                        report on behalf of the
                                        registrant
Date



                                        James P. Lathrop, Controller
                                        (Chief Accounting Officer)
Date