Form 10-Q
period 1994-06-30
IWC RESOURCES CORP
filed 1994-08-15
CIK 790523

Document Summary:

     Document:     EDGARJUN
     Author:
     Addressee:
     Operator:

     Creation Date:      08/15/1994
     Modification Date:  08/15/1994

     Identification key words:



     Comments:



















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1994

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        6,851,109
              Class                                   Outstanding at 7-1-94




















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of June 30, 1994 and
      1993, and December 31, 1993 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Six Months ended June 30, 1994 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Six
      Months ended June 30, 1994 and 1993 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Six Months ended June 30, 1994 and
      1993 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:




































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                       June 30, 1994 and 1993 and December 31, 1993
                                       (Unaudited)



                                                            June 30,        December 31,
                                                        1994        1993        1993
                                                              (in thousands)

ASSETS:
Current assets:
  Cash and cash equivalents                          $  3,364       1,624       1,813
  Accounts receivable, less allowance for
    doubtful accounts of $190                          13,939      12,147       9,515
  Materials and supplies, at average cost               2,140       1,511       1,722
  Other current assets                                  1,589       1,935         871
    Total current assets                               21,032      17,217      13,921

Utility plant:
  Utility plant in service                            329,741     317,203     323,313
  Less accumulated depreciation                        73,362      67,967      70,406
    Net plant in service                              256,379     249,236     252,907
  Construction work in progress                        10,652       6,904       7,756
    Utility plant, net                                267,031     256,140     260,663

Construction funds held by Trustee                      2,032       1,984       2,010

Other property                                          9,540       7,077       6,825

Goodwill, net of accumulated amortization              17,219      17,437      17,479

Deferred charges and other assets                      14,077       9,138      11,545

                                                     $330,931     308,993     312,443


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 18,514      24,384      21,779
  Current portion of long-term debt                        -           -        1,200
  Accounts payable and accrued expenses                17,434      14,312      14,380
  Dividends payable                                        51          51          -
  Federal income taxes                                  1,872          -          392
  Customer deposits                                     1,089         973       1,027
    Total current liabilities                          38,960      39,720      38,778

Long-term obligations:
  Long-term debt, less current portion                 99,375      86,575      85,375
  Customer advances for construction                   45,841      42,566      43,597
    Total long-term obligations                       145,216     129,141     128,972

Deferred income taxes                                  24,208      22,490      23,795
Unamortized investment tax credits                      4,969       5,083       5,029
Contributions in aid of construction                   29,309      27,344      28,081
Other credits                                           6,026       4,371       5,069
Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       5,705       5,705
    Total liabilities and other credits               254,393     233,854     235,429

Shareholders' equity
  Common stock                                         59,893      58,651      59,301
  Retained earnings                                    16,745      16,749      17,912
                                                       76,638      75,400      77,213
  Less unearned compensation                              100         261         199
    Total shareholders' equity                         76,538      75,139      77,014

Commitments and contingencies

                                                     $330,931     308,993     312,443

The accompanying notes are an integral part of the consolidated financial statements.






















































                           IWC RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 Six months ended June 30, 1994
                                          (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1993    6,821,953   $ 59,301   $ 17,912     $ (199)     $ 77,014

  Net earnings                         -          -       3,650         -          3,650
  Dividends - $.35 per share:
    Common Stock                       -          -      (4,781)        -         (4,781)
    Redeemable preferred stock         -          -         (36)        -            (36)
  Common stock issued -
    Dividend Reinvestment Plan     27,995        592         -          -            592
  Compensation expense                 -          -          -          99            99



Balance at June 30, 1994        6,849,948   $ 59,893   $ 16,745     $ (100)     $ 76,538




The accompanying notes are an integral part of the consolidated financial statements.






























                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months and six months ended June 30, 1994 and 1993
                                          (Unaudited)




                                                    Three Months           Six Months
                                                   Ended June 30,         Ended June 30,
                                                   1994      1993         1994      1993
                                                   (in thousands, except per share data)

Operating revenues:
  Water utilities                                $17,968    16,103        34,053    31,239
  Utility-related services                        10,732     2,398        16,006     2,942
                                                  28,700    18,501        50,059    34,181
Operating expenses:
  Operation and administration
    Water utilities                                8,692     7,864        17,333    16,172
    Utility-related services                       7,431     l,l73        12,890     1,341

  Depreciation                                     1,922     1,541         3,761     2,992
  Taxes other than income taxes                    2,059     1,450         3,966     2,995
    Total operating expenses                      20,104    12,028        37,950    23,500
    Operating earnings                             8,596     6,473        12,109    10,681

Other income (expense):
  Interest expense, net                           (2,022)   (1,804)       (3,838)   (3,566)
  Interest income                                     38        75            82        91
  Dividends on preferred
    stock of subsidiary                              (51)      (51)         (102)     (102)
  Other, net                                           3        25          (392)     (186)
                                                  (2,032)   (1,755)       (4,250)   (3,763)

    Earnings before income taxes                   6,564     4,718         7,859     6,918
Income taxes                                       3,337     2,257         4,209     3,503
     Net earnings                                $ 3,227     2,461         3,650     3,415


Per common and common equivalent share           $   .47       .38           .53       .53


Average number of common
  and common equivalent shares outstanding         6,893     6,500         6,886     6,457



The accompanying notes are an integral part of the consolidated financial statements.












                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months and six months ended June 30, 1994 and 1993
                                         (Unaudited)

                                                         Three Months        Six Months
                                                        Ended June 30,      Ended June 30,
                                                        1994      1993      1994      1993
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $  3,227    2,461      3,650    3,415
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                     2,407    1,777      4,613    3,417
      Deferred income taxes and
        investment tax credits                            290      385        353      704
      Gain on sales of other property                     (87)    (290)       (87)    (345)
      Provision for bad debts                              85       85        190      165
      Dividends on preferred stock of subsidiary           51       51        102      102
      Other, net                                           50     (134)      (194)      76
      Changes in operating assets and liabilities:
        Accounts receivable                            (4,312)  (2,045)    (4,614)  (2,079)
        Materials and supplies                           (328)     (74)      (418)    (214)
        Other current assets                             (708)      (5)      (718)     503
        Accounts payable and accrued expenses           1,893     (956)     3,054     (617)
        Federal income taxes                            1,130     (496)     1,429      357
        Customer deposits                                  31      (12)        62       29
          Net cash provided by operating activities     3,729      747      7,422    5,513

Cash flows from investing activities:
  Acquisition of S.M.& P. Conduit Co., Inc.,
    net of cash acquired                                   -   (12,482)        -   (12,482)
  Additions to utility plant and other property        (8,284)  (3,245)   (12,852)  (5,604)
  Proceeds from sales of other property                   100      420        100      488
  Customer advances for construction                    1,446    1,418      4,680    3,242
  Refunds of customer advances for construction          (451)    (750)    (1,442)  (1,431)
  Other investing activities, net                      (1,500)     (68)    (1,517)     117
          Net cash used by investing activities        (8,689) (14,707)   (11,031) (15,670)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks         8,577   16,381     (3,265)  16,303
  Increase in long-term debt                               -        -      14,000       -
  Payments of long-term debt                               -        -      (1,277)  (1,180)
  Increase in construction funds
    held by Trustee                                        (9)     (25)       (22)     (27)
  Cash dividends                                       (2,462)  (2,300)    (4,868)  (4,543)
  Proceeds from issuance of common stock                  293      321        592      623
          Net cash provided by financing activities     6,399   14,377      5,160   11,176

Increase in cash and cash equivalents                   1,439      417      1,551    1,019

Cash and cash equivalents at beginning of period        1,925    1,207      1,813      605

Cash and cash equivalents at end of period           $  3,364    1,624      3,364    1,624


Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest           $  1,277    1,302      3,455    3,392
    Income taxes                                      $  2,732    2,516      3,146    2,782

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

CURRENT EVENTS

Rate Case

On May 17, 1993, Indianapolis Water Company and Zionsville Water Corporation, both wholly owned subsidiaries of the Company, filed a petition with the Commission for approval of a merger of the two companies and a new schedule of rates and charges applicable to their interconnected systems. The increase in combined annual revenues sought by the companies was approximately $8.9 million, or 14%. This request for new rates included the increased costs associated with adoption of accrual accounting for postretirement benefits other than pensions in accordance with SFAS No. 106. On November 10, 1993, the Utility Consumer Counselor, representing ratepayers, proposed adjustments which, if adopted by the Commission, would have resulted in a decrease in current rates of approximately $4.6 million, or 7.2%.













On August 10, 1994, the Commission approved an immediate increase in the combined rates of Indianapolis Water Company and Zionsville Water Corporation of approximately $1.3 million or 2%. The Commission deferred for further investigation the rate effects of implementing accrual accounting for postretirement benefits other than pensions amounting to $1.7 million.

Income Taxes on Customer Advances for Construction

In 1994 the Company began charging developers and customers for income taxes incurred on new customer advances for construction. Such income taxes collected are included both in water utilities operating revenues and income taxes for financial statement purposes and, accordingly, do not effect net earnings. For the three months and six months ended June 30, 1994, income taxes collected amounted to $710,000 and $976,000, respectively.

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

RECLASSIFICATIONS

Certain amounts as of June 30, 1993 and for the three months and six months then ended have been reclassified to conform with the 1994 presentation.

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


         Three Months Ended June 30, 1994, Compared with
                Three Months Ended June 30, 1993

Operating revenues and operation and administration expenses were budgeted at $18,339,000 and $9,374,000, respectively, for the water utilities segment and $9,979,000 and $6,820,000, respectively, for the utility-related segment. This compares to actual operating revenues and operation and administration expenses of $17,968,000 and $8,692,000, respectively, for the water utilities segment and $10,732,000 and $7,431,000, respectively, for the utility-related segment.

The Company anticipated, but did not receive, a resolution of its current rate case early in the second quarter of 1994 and, accordingly, the water utilities segment experienced lower operating revenues and operation and administration expenses compared to budgeted amounts. Utility-related segment operating revenues and operation and administration expenses were higher than budgeted amounts primarily due to new business contracts realized at several operating locations.

Following is a discussion and analysis of actual operating results.

Operating revenues increased $10,199,000 (55.1%) of which $8,334,000 is applicable to the utility-related segment. The increase in water utilities segment revenues of $1,155,000, which is net of $710,000 in income taxes collected from developers, represents a 7.2% increase compared to the three months ended June 30, 1993, and is primarily due to a 5.9% increase in total water consumption. Operation and administration expenses increased $7,086,000 (78.4%) of which $6,258,000 is applicable to the utility-related segment. The increase in water utilities segment expenses of $828,000 represents a 10.5% increase over the three months ended June 30, 1993, and is primarily due to the effects of inflation on the Company's costs and increased maintenance activities in 1994. Labor expenses increased $234,000 (7.4%) mainly due to a general wage increase, effective January 1, 1994, and to a general increase in maintenance activity. Power costs increased $68,000 (11.3%) primarily due to increased pumpage. Chemical costs increased $146,000 (75.3%) primarily due to increased usage and the higher cost of chemicals. Materials and transportation costs increased $164,000 (31.4%) largely due to the increase in maintenance activities. Regulatory expenses decreased $59,000 (70.1%) primarily due to decreased rate case expenses. Depreciation increased $381,000 (24.7%) of which $332,000 is applicable to the utility-related services segment.

Taxes, other than income taxes, increased $609,000 (42.0%) of which $446,000 is applicable to the utility-related services segment. The increase in interest expense, net, of $218,000 (12.1%) is largely due to the combined effects of an increase in total debt outstanding at higher interest rates. Income taxes increased $1,080,000 (47.8%) primarily due to the combined effects of higher pretax earnings and income taxes collected from developers on customer advances for construction.


            Six Months Ended June 30, 1994, Compared with
                    Six Months Ended June 30, 1993

Operating revenues and operation and administration expenses were budgeted at $34,270,000 and $18,093,000, respectively, for the water utilities segment and $14,676,000 and $12,403,000, respectively, for the utility-related segment. This compares to actual operating revenues and operation and administration expenses of $34,053,000 and $17,333,000, respectively, for the water utilities segment and $16,006,000 and $12,890,000, respectively, for the utility-related segment.

The Company anticipated, but did not receive, a resolution of its current rate case early in the second quarter of 1994 and, accordingly, the water utilities segment experienced lower operating revenues and operation and administration expenses compared to budgeted amounts. Utility-related segment operating revenues and operation and administration expenses were higher than budgeted amounts primarily due to new business contracts realized at several operating locations.

Following is a discussion and analysis of actual operating results.

Operating revenues increased $15,878,000 (46.4%) of which $13,064,000 is applicable to the utility-related segment. The increase in water utilities segment revenues of $1,838,000, which is net of $976,000 in income taxes collected from developers, represents a 5.9% increase compared to the six months ended June 30, 1993, and is primarily due to a 5.9% increase in total water consumption. Operation and administration expenses increased $12,710,000 (72.6%) of which $11,549,000 is applicable to the utility-related segment. The increase in water utilities segment expenses of $1,161,000 represents a 7.2% increase over the six months ended June 30, 1993, and is primarily due to the effects of inflation on the Company's costs and weather related problems experienced during 1994. Labor expenses increased $534,000 (8.4%) mainly due to a general wage increase, effective January 1, 1994, overtime incurred due to maintenance repairs resulting from colder weather in January and February 1994, and to a general increase in maintenance activity during 1994. Power costs increased $69,000 (5.6%) primarily due to increased pumpage. Chemical costs increased $184,000 (54.0%) primarily due to increased usage and the higher cost of chemicals.
Materials and transportation costs increased $299,000 (28.0%) largely due to the increase in maintenance activities. Regulatory expenses decreased $127,000 (73.4%) primarily due to decreased rate case expenses. Costs of the Company's pension and other benefit plans increased $72,000 (9.2%) primarily due to the higher costs of benefits provided. Depreciation increased $769,000 (25.7%) of which $673,000 is applicable to the utility-related services segment.

Taxes, other than income taxes, increased $971,000 (32.4%) of which $823,000 is applicable to the utility-related services segment. The increase in interest expense, net, of $272,000 (7.6%) is largely due to an increase in short-term and long-term debt outstanding at higher interest rates. Income taxes increased $706,000 (20.2%) primarily due to income taxes collected from developers on customer advances for construction.

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

The Company received $4,680,000 in new customer advances and refunded $1,442,000 in customer advances during the six months ended June 30, 1994, compared to $3,242,000 and $1,431,000, respectively, during the six months ended June 30, 1993. The Company also added $12,852,000 to utility plant and other property during the six months ended
June 30, 1994, compared to $5,604,000 during the six months ended
June 30, 1993.

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

Approximately 99%, 110%, and 81% of net earnings applicable to common and common equivalent shares were declared payable in cash dividends during 1993, 1992, and 1991, respectively. Long-term debt, as a percentage of total capital and long-term debt, decreased to 52.6% at December 31, 1993, compared to 56.2% at December 31, 1992. The decrease in 1993 in the "debt ratio" was primarily due to the combined effects of a payment of $12,700,000 in long-term debt and issuance of new long-term debt of $11,600,000, issuance of $8,300,000 in common stock for the acquisition of SM&P, issuance of common stock through the Company's dividend reinvestment and restricted stock plans of $1,273,000 and an increase in retained earnings of $86,000.

During 1993, the Company increased its line of credit for working capital purposes to $22,200,000; borrowings under the lines were $17,488,000 at June 30, 1994.

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

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            June 30, 1994






Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     None

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended June 30, 1994.

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