Form 10-Q
period 1994-09-30
IWC RESOURCES CORP
filed 1994-11-14
CIK 790523

Document Summary:

     Document:     EDGARSEP
     Author:
     Addressee:
     Operator:

     Creation Date:      11/14/1994
     Modification Date:  11/14/1994

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1994

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        6,867,193
              Class                                   Outstanding at 10-1-94






















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of September 30, 1994 and
      1993, and December 31, 1993 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Nine Months ended September 30, 1994 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Nine
      Months ended September 30, 1994 and 1993 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Nine Months ended September 30, 1994 and
      1993 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:




































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    September 30, 1994 and 1993 and December 31, 1993
                                       (Unaudited)



                                                         September 30,      December 31,
                                                        1994        1993        1993
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  2,106       2,103       1,813
  Accounts receivable, less allowance for
    doubtful accounts of $190                          13,487      11,263       9,515
  Materials and supplies, at average cost               1,965       1,583       1,722
  Other current assets                                  1,870       1,459         871
    Total current assets                               19,428      16,408      13,921

Utility plant:
  Utility plant in service                            338,340     319,563     323,313
  Less accumulated depreciation                        74,604      69,231      70,406
    Net plant in service                              263,736     250,332     252,907
  Construction work in progress                        10,112       7,717       7,756
    Utility plant, net                                273,848     258,049     260,663

Construction funds held by Trustee                         -        1,997       2,010

Other property                                          9,690       7,070       6,825

Goodwill, net of accumulated amortization              17,091      17,096      17,479

Deferred charges and other assets                      14,143      10,339      11,545

                                                     $334,200     310,959     312,443
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 15,771      21,353      21,779
  Current portion of long-term debt                        -           -        1,200
  Accounts payable and accrued expenses                16,898      14,232      14,380
  Dividends payable                                        51          51          -
  Federal income taxes                                  3,076         484         392
  Customer deposits                                     1,107       1,025       1,027
    Total current liabilities                          36,903      37,145      38,778

Long-term obligations:
  Long-term debt, less current portion                 99,375      86,575      85,375
  Customer advances for construction                   47,678      43,703      43,597
    Total long-term obligations                       147,053     130,278     128,972

Deferred income taxes                                  24,853      23,574      23,795
Unamortized investment tax credits                      4,939       5,052       5,029
Contributions in aid of construction                   29,555      27,753      28,081
Other credits                                           6,481       4,944       5,069
Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       5,705       5,705
    Total liabilities and other credits               255,489     234,451     235,429

Shareholders' equity
  Common stock                                         60,195      58,946      59,301
  Retained earnings                                    18,566      17,780      17,912
                                                       78,761      76,726      77,213
  Less unearned compensation                               50         218         199
    Total shareholders' equity                         78,711      76,508      77,014

Commitments and contingencies

                                                     $334,200     310,959     312,443
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.






















































                           IWC RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              Nine months ended September 30, 1994
                                          (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1993    6,821,953   $ 59,301   $ 17,912     $ (199)     $ 77,014

  Net earnings                         -          -       7,888         -          7,888
  Dividends - $1.05 per share:
    Common Stock                       -          -      (7,180)        -         (7,180)
    Redeemable preferred stock         -          -         (54)        -            (54)
  Common stock issued -
    Dividend Reinvestment Plan     44,135        894         -          -            894
  Compensation expense                 -          -          -         149           149



Balance at September 30, 1994   6,866,088   $ 60,195   $ 18,566     $  (50)     $ 78,711



The accompanying notes are an integral part of the consolidated financial statements.































                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
            For the three months and nine months ended September 30, 1994 and 1993
                                          (Unaudited)




                                                    Three Months          Nine Months
                                                  Ended September 30,  Ended September 30,
                                                   1994      1993         1994      1993
                                                   (in thousands, except per share data)

Operating revenues:
  Water utilities                                $21,051    17,622        55,104    48,861
  Utility-related services                        11,055     8,294        27,061    11,236
                                                  32,106    25,916        82,165    60,097
Operating expenses:
  Operation and administration
    Water utilities                                8,973     7,845        26,306    24,017
    Utility-related services                       7,954     5,964        20,844     7,305

  Depreciation                                     2,010     1,776         5,771     4,768
  Taxes other than income taxes                    1,951     1,453         5,917     4,448
    Total operating expenses                      20,888    17,038        58,838    40,538
    Operating earnings                            11,218     8,878        23,327    19,559

Other income (expense):
  Interest expense, net                           (2,001)   (1,916)       (5,839)   (5,482)
  Interest income                                     17        71            99       162
  Dividends on preferred
    stock of subsidiary                              (50)      (50)         (152)     (152)
  Other, net                                         109       (26)         (283)     (212)
                                                  (1,925)   (1,921)       (6,175)   (5,684)

    Earnings before income taxes                   9,293     6,957        17,152    13,875
Income taxes                                       5,055     3,530         9,264     7,033
     Net earnings                                $ 4,238     3,427         7,888     6,842


Net earnings per common and equivalent share     $   .61       .51          1.14      1.04
                                                  ======    ======        ======    ======

Average number of common
  and common equivalent shares outstanding         6,908     6,850         6,893     6,588
                                                  ======    ======        ======    ======


The accompanying notes are an integral part of the consolidated financial statements.












                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months and nine months ended September 30, 1994 and 1993
                                         (Unaudited)

                                                         Three Months         Nine Months
                                                      Ended September 30   Ended September 30
                                                        1994      1993      1994      1993
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $  4,238    3,427      7,888    6,842
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                     2,402    2,231      7,015    5,648
      Deferred income taxes and
        investment tax credits                            615      339        968    1,043
      Gain on sales of other property                     (30)    (219)      (117)    (564)
      Provision for bad debts                             116       76        306      241
      Dividends on preferred stock of subsidiary           50       50        152      152
      Other, net                                          (85)       8       (279)      84
      Changes in operating assets and liabilities:
        Accounts receivable                               336      808     (4,278)  (1,271)
        Materials and supplies                            175      (72)      (243)    (286)
        Other current assets                             (281)     626       (999)   1,129
        Accounts payable and accrued expenses            (536)      91      2,518     (526)
        Federal income taxes                            1,192      334      2,621      691
        Customer deposits                                  18       52         80       81
          Net cash provided by operating activities     8,210    7,751     15,632   13,264

Cash flows from investing activities:
  Acquisition of S.M.& P. Conduit Co., Inc.,
    net of cash acquired                                   -        -          -   (12,482)
  Additions to utility plant and other property        (9,233)  (3,820)   (22,085)  (9,424)
  Proceeds from sales of other property                    75      258        175      746
  Customer advances for construction                    2,761    1,884      7,441    5,126
  Refunds of customer advances for construction          (678)    (338)    (2,120)  (1,769)
  Other investing activities, net                         483      (62)    (1,034)      55
          Net cash used by investing activities        (6,592)  (2,078)   (17,623) (17,748)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks        (2,743)  (3,031)    (6,008)  13,272
  Increase in long-term debt                               -        -      14,000       -
  Payments of long-term debt                               -        -      (1,277)  (1,180)
  Decrease (increase) in construction funds
    held by Trustee                                     2,032      (12)     2,010      (39)
  Cash dividends                                       (2,467)  (2,446)    (7,335)  (6,989)
  Proceeds from issuance of common stock                  302      295        894      918
          Net cash provided (used) by
            financing activities                       (2,876)  (5,194)     2,284    5,982

Increase (decrease) in cash and cash equivalents       (1,258)     479        293    1,498

Cash and cash equivalents at beginning of period        3,364    1,624      1,813      605

Cash and cash equivalents at end of period           $  2,106    2,103      2,106    2,103
                                                       ======   ======     ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest           $  2,541    2,283      5,996    5,675
    Income taxes                                      $  3,133    2,157      6,279    4,939

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

CURRENT EVENTS

Rate Case

On August 10, 1994, the Commission approved a merger of Indianapolis Water Company (IWC) and Zionsville Water Corporation and an immediate increase in their combined rates of approximately $1.3 million or 2%. In its petition filed May 17, 1993, IWC had requested an increase in combined annual revenues of $8.9 million, or 14%.

The Commission deferred for further investigation the rate effects of implementing accrual accounting for postretirement benefits other than pensions (OPBR), in accordance with SFAS 106, until an appropriate restricted fund arrangement is approved. Related rates should amount to $1.7 million or approximately 3% of the requested 14% increase in combined annual revenues.













On October 11, 1994, IWC filed supplemental testimony with the Commission which discusses IWC's proposed plan for a grantor trust to hold OPRB-related revenues. The Utility Consumer Counselor, representing ratepayers, has until November 25, 1994, to conduct its investigation in this matter and respond to IWC's proposed plan. This matter should be concluded during the first quarter of 1995.

On September 23, 1994, IWC filed a petition with the Commission for approval of a new schedule of rates and charges. The increase in revenues sought by IWC is approximately $5.0 million, or 8%, based on water consumption for the twelve months ended June 30, 1994.
The Company is to prefile its evidence in this case on November 21, 1994. Hearings are expected to conclude in April, 1995.

Authority to Issue New Securities

On September 23, 1994, IWC filed a petition with the Commission to issue on or before December 31, 1996, up to $30 million in principal amount of long-term debt, preferred stock and common equity capital.

Proceeds from the issuance of these securities will be used for the construction, extension and improvement of its facilities, plant and distribution system and the discharge or refunding of short-term debt and higher cost long-term debt.

This matter has not yet been set for hearing by the Commission, and will not likely be concluded until 1995. The timing and amount of the securities to be issued, if approved, will be based on fund requirements and market conditions.

Dividend Reinvestment and Stock Purchase Plan

The Company has a Dividend Reinvestment and Stock Purchase Plan which allows common shareholders the option of receiving their dividends in cash or common stock and permits optional cash purchases of shares at current market values to a maximum of $5,000 per quarter.

On July 15, 1994, the Company amended its plan to allow certain employees and utility customers of the Company or its subsidiaries to purchase common shares. A minimum investment of $10 by employees and $100 by utility customers is required up to a total of $100,000 annually. A total of 500,000 authorized but unissued common shares have been registered for purchase under the plan.

The price of common shares purchased with reinvested dividends or optional cash payments will be 97% of the average of the means between the high and low sale prices of the common shares as determined for the five consecutive trading days ending on the day of purchase. Shareholders who do not choose to participate in the plan will continue to have an option to receive their dividends in cash.

Income Taxes on Customer Advances for Construction

In 1994 the Company began charging developers and other applicants for main extensions for income taxes incurred on customer advances for construction. Such income taxes collected are included both in water utilities operating revenues and income taxes for financial statement purposes and, accordingly, do not effect net earnings. For the three months and nine months ended September 30, 1994, income taxes collected amounted to $1,524,000 and $2,500,000, respectively.

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

RECLASSIFICATIONS

Certain amounts as of September 30, 1993 and for the three months and nine months then ended have been reclassified to conform with the 1994 presentation.

           IWC Resources Corporation and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

The operations of IWC Resources Corporation and subsidiaries
(Company) include two significant segments: (1) water utilities and (2) utility-related services.

The most significant change in the Company's operations within the past year results primarily from the acquisition of SM&P
Conduit Co., Inc. (SM&P) in June 1993. SM&P's results of operations are included in the utility-related services segment.

The Company's results of operations for both water utility and utility-related services segments are seasonal in nature with the higher proportion of operating revenues and operating earnings being realized in the second and third quarters of the year than the first and fourth quarters. Such seasonality is considered by the Company in developing its budgets by quarter.


      Three Months Ended September 30, 1994, Compared with
              Three Months Ended September 30, 1993

Operating revenues and operation and administration expenses were budgeted at $21,115,000 and $10,012,000, respectively, for the water utilities segment and $9,408,000 and $6,343,000, respectively, for the utility-related services segment. This compares to actual operating revenues and operation and administration expenses of $19,527,000 (excluding $1,524,000 in income taxes collected from developers) and $8,973,000, respectively, for the water utilities segment and $11,055,000 and $7,954,000, respectively, for the utility-related services segment.

The Company's water utility segment anticipated a resolution of its most recently completed rate case early in the second quarter of 1994 but did not receive an order until August 10, 1994. The order authorized the Company to increase its rates approximately 2% compared to the 14% requested and deferred for further investigation the rate effects of implementing accrual accounting for postretirement benefits other than pensions amounting to $1.7 million or approximately 3% of the initially requested 14% increase. Actual operation and administration expenses were lower compared to budgeted amounts primarily due to a planned reduction in budgeted expenses and a deferral of certain expenses due to the time lag associated with the Company's rate case.

Utility-related segment operating revenues and operation and administration expenses were higher than budgeted amounts primarily due to new business contracts realized at several operating locations.

Following is a discussion and analysis of actual operating results.

Operating revenues increased $6,190,000 (23.9%) of which $2,761,000 is applicable to the utility-related services segment. The increase in water utilities segment revenues of $1,905,000, which is net of $1,524,000 in income taxes collected from developers, represents a 10.8% increase compared to the three months ended September 30, 1993, and is primarily due to an increase in water consumption.

Operation and administration expenses increased $1,128,000 (14.4%) in the water utilities segment and $1,990,000 (33.4%) in the utility-related services segment, or a total of $3,118,000 (22.6%). The increase in water utilities segment is primarily due to the effects of inflation on the Company's costs and increased maintenance activities in 1994. Labor expenses increased $263,000 (8.2%) mainly due to a general wage increase, effective January 1, 1994, and to a general increase in maintenance activity. Power costs increased $95,000 (13.0%) primarily due to increased pumpage. Chemical costs increased $238,000 (104.9%) primarily due to increased usage and the higher cost of chemicals. Materials and transportation costs increased $170,000 (35.0%) largely due to the increase in maintenance activities. The cost of outside services increased $108,000 (8.0%) primarily due to the increase in consulting and other services. Insurance expense increased $150,000 (15.8%) reflecting higher health and general liability insurance premium costs. Costs of the Company's pension and other benefit plans increased $121,000 (37.0%) primarily due to the higher costs of benefits provided.

The increase in the utility-related services segment expenses is due primarily to additional labor and fringe benefit costs incurred as a result of the increased volume of business primarily involved in utility line locating.

Depreciation increased $234,000 (13.2%) largely due to additional utility plant and depreciable other property placed in service. Taxes, other than income taxes, increased $498,000 (34.3%) primarily due to the combined effects of increased property taxes resulting from additions to plant in the water utilities segment and increased payroll taxes resulting from increased personnel in the utility-related services segment.
The increase in interest expense, net, of $85,000 (4.4%) is largely due to the combined effects of total debt outstanding at higher interest rates. Income taxes increased $1,525,000 (43.2%) primarily due to the combined effects of higher pretax earnings and income taxes collected from developers on customer advances for construction.

Nine Months Ended September 30, 1994, Compared with
              Nine Months Ended September 30, 1993

Operating revenues and operation and administration expenses were budgeted at $55,385,000 and $28,105,000, respectively, for the water utilities segment and $24,083,000 and $18,746,000, respectively, for the utility-related services segment. This compares to actual operating revenues and operation and administration expenses of $52,604,000 (excluding $2,500,000 in income taxes collected from developers) and $26,306,000, respectively, for the water utilities segment and $27,061,000 and $20,844,000, respectively, for the utility-related services segment.

The Company anticipated a resolution of its most recently completed rate case early in the second quarter of 1994 but did not receive an order until August 10, 1994. The order authorized the Company to increase its rates approximately 2% compared to the 14% requested and deferred for further investigation the rate effects of implementing accrual accounting for postretirement benefits other than pensions amounting to $1.7 million or approximately 3% of the initially requested 14% increase. Actual operation and administration expenses were lower compared to budgeted amounts primarily due to a planned reduction in budgeted expenses and a deferral of certain expenses due to the time lag associated with the Company's rate case.

Utility-related segment operating revenues and operation and administration expenses were higher than budgeted amounts primarily due to new business contracts realized at several operating locations.

Following is a discussion and analysis of actual operating results.

Operating revenues increased $22,068,000 (36.7%) of which $15,825,000 is applicable to the utility-related services segment. The increase in water utilities segment revenues of $3,743,000, which is net of $2,500,000 in income taxes collected from developers, represents a 7.7% increase compared to the nine months ended September 30, 1993, and is primarily due to an increase in water consumption.

Operation and administration expenses increased $15,828,000 (50.5%) of which $13,539,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $2,289,000 represents a 9.5% increase over the nine months ended September 30, 1993, and is primarily due to the effects of inflation on the Company's costs and weather related problems experienced early in 1994. Labor expenses increased $797,000 (8.4%) mainly due to a general wage increase, effective January 1, 1994, overtime incurred due to maintenance repairs resulting from colder weather in January and February 1994, and to a general increase in maintenance activity during 1994. Power costs increased $164,000 (8.4%) primarily due to increased pumpage. Chemical costs increased $422,000 (74.3%) primarily due to increased usage and the higher cost of chemicals.

Materials and transportation costs increased $469,000 (30.2%) primarily due to the increase in maintenance activities. The cost of outside services increased $151,000 (3.4%) primarily due to the increase in consulting and other services. Insurance expense increased $156,000 (5.3%) reflecting higher health and general liability insurance premium costs. Regulatory expenses decreased $144,000 (58.3%) primarily due to decreased rate case expenses.
Costs of the Company's pension and other benefit plans increased $193,000 (17.4%) primarily due to the higher costs of benefits provided.

Depreciation increased $1,003,000 (21.0%) of which $846,000 is applicable to the utility-related services segment. Taxes, other than income taxes, increased $1,469,000 of which $978,000 is applicable to the utility-related services segment. The remaining increase of $491,000 applicable to the water utilities segment is primarily due to an increase in property taxes resulting from additional plant in service. The increase in interest expense, net, of $357,000 (6.5%) is largely due to the combined effects in total debt outstanding at higher interest rates. Income taxes increased $2,231,000 (31.7%) primarily due to income taxes collected from developers on customer advances for construction.

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

The Company received $7,441,000 in new customer advances and refunded $2,120,000 in customer advances during the nine months ended
September 30, 1994, compared to $5,126,000 and $1,769,000,
respectively, during the nine months ended September 30, 1993. The Company also added $22,085,000 to utility plant and other property during the nine months ended September 30, 1994, compared to $9,424,000 during the nine months ended September 30, 1993.

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

In September 1994, the Company withdrew the remaining construction funds held by trustee.

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

During 1993, the Company increased its line of credit for working capital purposes to $22,200,000; borrowings under the lines were $14,346,000 at September 30, 1994.

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

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                          September 30, 1994






Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     None

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended September 30, 1994.








































                                 -11









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































                                 -12-