Form 10-Q/A
period 1994-09-30
IWC RESOURCES CORP
filed 1994-12-28
CIK 790523

Document Summary:

     Document:     10QA-SEP
     Author:
     Addressee:
     Operator:

     Creation Date:      12/22/1994
     Modification Date:  12/28/1994

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 AMENDMENT NO. 1

                                   FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        6,867,783
              Class                                   Outstanding at 11-1-94













This Form 10-Q/A of IWC Resources Corporation (Resources) constitutes Amendment No. 1 to Resources' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 which was originally filed with the Securities and Exchange Commission on November 14, 1994. This Amendment No. 1 adds Exhibit 27 -- Financial Data Schedule.

                                                     Exhibit     27


                         IWC Resources Corporation
                          Financial Data Schedule


This schedule contains summary financial information extracted from the consolidated balance sheet as of September 30, 1994, and from the consolidated statements of earnings and cash flows for the three months then ended, and is qualified in its entirety by reference to such financial statements.

                                                         (In thousands,
                                                       except share data)
Item Number         Item Description                         Amount
    1           Total net utility plant                     $273,848
    2           Other property and investments                 9,690
    3           Total current assets                          19,428
    4           Total deferred charges                        31,234
    5           Balancing amount for total assets              n/a
    6           Total assets                                 334,200
    7           Common stock                                  60,195
    8           Capital surplus, paid in                       n/a
    9           Retained earnings                             18,566
   10           Total common stockholders' equity             78,711
   11           Preferred stock subject to mandatory
                  redemption                                   1,200
   12           Preferred stock not subject to mandatory
                  redemption                                   4,505
   13           Long-term debt, net                           99,375
   14           Short-term debt                                n/a
   15           Notes payable                                 15,771
   16           Commercial paper                               n/a
   17           Long-term debt-current portion                 n/a
   18           Preferred stock-current portion                n/a
   19           Obligations under capital leases               n/a
   20           Obligations under capital leases-
                  current portion                              n/a
   21           Balancing amount for capitalization
                  and liabilities                            134,638
   22           Total capitalization and liabilities         334,200
   23           Gross operating revenue                       32,106
   24           Federal and state income taxes expense         5,055
   25           Other operating revenue                        n/a
   26           Total operating expenses                      20,888
   27           Operating income (loss)                       11,218
   28           Other income (loss), net                          76
   29           Income before interest charges                 6,239
   30           Total interest charges                         2,001
   31           Net income                                     4,238
   32           Preferred stock dividends                         50
   33           Earnings available for common and common
                  equivalent stock                             4,238
   34           Common and common equivalent stock dividends   2,417
   35           Total annual interest charges on all bonds     6,528
   36           Cash flow from operations                      8,210
   37           Earnings per share-primary                       .61
   38           Earnings per share-fully diluted                 .61

                     Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                          September 30, 1994






Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

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


                                        IWC RESOURCES CORPORATION
                                               (Registrant)



                              By:
                                        James P. Lathrop, Controller
                                        (Chief Accounting Officer)
Date