Form 10-Q/A
period 1994-09-30
IWC RESOURCES CORP
filed 1995-03-09
CIK 790523

Document Summary:

     Document:     10Q-A
     Author:
     Addressee:
     Operator:

     Creation Date:      03/09/1995
     Modification Date:  03/09/1995

     Identification key words:



     Comments:


















































This Form 10-Q/A of IWC Resources Corporation (Resources) constitutes Amendment No. 1 to Resources' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1994 which was originally filed with the Securities and Exchange Commission on November l4, 1994. This Amendment No. 1 adds
Exhibit 27 -- Financial Data Schedule.