Form 10-K
IWC RESOURCES CORP
filed 1995-03-30
CIK 790523

Document Summary:

     Document:     9410KEDGAR
     Author:
     Addressee:
     Operator:

     Creation Date:      03/30/1995
     Modification Date:  03/30/1995

     Identification key words:



     Comments:



















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1994, or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. (X)

                                  $126,443,870
State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 1995.

                                   6,932,350
    Indicate the number of shares of common stock outstanding March 1, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this annual report on Form 10-K:

                                                PARTS OF FORM 10-K INTO WHICH
           IDENTITY OF DOCUMENT                   DOCUMENT IS INCORPORATED
Annual Report to Shareholders of Registrant
for the Year Ended December 31, 1994                   Parts I and II

Definitive Proxy Statement to be
filed for the 1995 Annual Meeting
of Shareholders of Registrant                          Part III

































































                    IWC RESOURCES CORPORATION
                      INDIANAPOLIS, INDIANA

       ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION

                        December 31, 1994


                            PART I


Item 1.  BUSINESS

         PRODUCTS AND SERVICES

         IWC Resources Corporation (Resources or, together with its subsidiaries, the Company) is a holding company which owns and operates six subsidiaries, including two waterworks systems which supply water for residential, commercial, and industrial uses and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the two utilities covers an area of approximately 309 square miles and includes areas in Marion, Hancock, Hamilton, Hendricks, Boone and Morgan counties. In August 1994, Zionsville Water Corporation was merged into Indianapolis Water Company, as approved by the Indiana Utility Regulatory Commission.

         At year's end, Indianapolis Water Company (IWC) was providing service to 226,795 customers. Harbour Water
         Corporation (Harbour), in the Morse Reservoir area of Hamilton County, was serving 2,538 customers.

         In addition to the two water utilities, Resources has four other wholly owned subsidiaries; SM&P Utility Resources, Inc. (formerly SM&P Conduit Co., Inc.) (SM&P), Waterway Holdings, Inc., Utility Data Corporation (UDC), and IWC Services, Inc. SM&P performs underground utility locating and marketing services in Indiana and other states. The Company, principally through Waterway Holdings, Inc., owns real estate that it expects to sell or develop in the future. UDC provides customer relations, customer billing, and other data processing services for the Company's two water utilities and other water and sewer utilities. IWC Services provides laboratory water testing services, principally for water utilities. The Company, through IWC Services, is a majority partner in the White River Environmental Partnership (WREP) which, under a five-year contract entered into in December, 1993, operates and maintains two advanced wastewater treatment facilities for the city of Indianapolis.













         The Company continues to seek expansion and diversification through the acquisition of other water utilities and other related businesses. It is expected, however, that the water utilities will continue as the principal source of earnings for the Company in the forseeable future.

         INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company's operations include two business segments: regulated water utilities and unregulated utility-related services. The water utilities segment includes the operations of the Company's two water utility subsidiaries. The utility-related services segment provides utility line locating services, data processing and billing and payment processing, and other utility-related services to both unaffiliated utilities and to the Company's water utilities. The discussion of segment information, including selected financial data included on pages 31 through 32 of the 1994 Annual Report under "Segment Information", is incorporated herein by reference.

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

              Rate Case. On August 10, 1994, the Commission approved the merger of Indianapolis Water Company (IWC) and Zionsville Water Corporation and an immediate increase in their combined rates of approximately $1.3 million or 2%. IWC had requested an increase in combined annual revenues of $8.9 million, or 14%.

              The Commission deferred increasing IWC's rates to cover implementation of accrual accounting for postretirement benefits other than pensions (OPRBs), in accordance with SFAS 106, pending a determination of an appropriate restricted fund for the related revenues. The rate effect of such higher costs should amount to approximately $1.7 million (3% of the requested 14% increase in combined annual revenues). That annual amount, with the Commission's authorization, is now being deferred as a regulatory asset and should ultimately be recoverable over a period not to exceed 20 years. On October 11, 1994, IWC filed testimony with the Commission proposing a grantor trust to hold OPRB-related funds. The Utility Consumer Counselor
         (UCC), representing ratepayers, filed testimony in opposition to IWC's proposal, arguing that it was not sufficiently restrictive. IWC filed testimony in rebuttal to that of the UCC on December 16, 1994. This matter has not yet been heard or resolved.

              On September 23, 1994, IWC filed a petition with the Commission for approval of a new schedule of rates and charges. The increase in revenues sought by IWC is approximately $5 million, or 8%, based on water consumption for the 12 months ended June 30, 1994. IWC prefiled evidence in support of the request on November 21, 1994. The UCC was required to prefile its evidence on or before March 21, 1995. Hearings in this case are scheduled to take place on April 3 and 10, 1995.

              On September 23, 1994, IWC also filed a petition with the Commission to issue on or before December 31, 1996, up to $30 million in principal amount of long-term debt, preferred stock and common equity capital. Proceeds from the issuance of these securities will be used for the construction, extension and improvement of its facilities, plant and distribution system and the discharge or refunding of short-term debt and higher cost long-term debt. IWC and the UCC submitted for the approval of the Commission an agreed-upon order, which the Commission entered March 22, 1995, approving the securities. The timing and amount of the securities to be issued, if approved, will be based on fund requirements and market conditions.

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

         The continuing regulation of the Commission covers, among other things, matters relating to rates, service, acquisition of properties, accounting practices, and the issuance of securities by IWC or Harbour. The Company does not pay a franchise tax and is not required to renew its franchise rights periodically.

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

         RECENT AND PROPOSED CHANGES IN FACILITIES

         During the year ended December 31, 1994, the Company added $28,256,000 to utility plant and other property, of which $23,462,000 is applicable to the water utilities segment. Approximately 113 miles of new mains and 1,007 fire hydrants were placed in service during the year.

         During the past five years, additions to utility plant and other property have averaged $21,922,000 annually. The Company plans capital expenditures of approximately $111,000,000 during the five-year period 1995-1999 primarily for further extensions and improvements to the Company's utility distribution systems and further additions and improvements to its treatment, pumping and storage facilities. In 1994, the Engineering, Business Development, Purchasing and Corporate Affairs departments moved into the new General Office addition, west of the original building. The addition was constructed to alleviate crowding experienced in the General Office which is undergoing renovation. The Company installed an additional filter and tank at its Harding Station facility, on the south side of its service area, increasing the facility's treatment capacity to 6.0 MGD, at an approximate cost of $400,000. Construction of a booster station with ground storage tank at Harbour was completed, helping to increase pressure needed to provide service to Westfield, Indiana, at an approximate cost of $450,000. For possible capital expenditures relating to environmental matters, which are not included above, see "Environmental Matters."

         CAPACITY OF FACILITIES AND SOURCES OF WATER SUPPLY

         The combined maximum daily capacity of the Company's treatment plants, together with the maximum daily capacity of its two primary well fields, is 220 million gallons per day (MGD). During 1994, the average consumption was 122 MGD and the maximum consumption was 192 MGD. See "Operating Information by Industry Segment."

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

         The Company has an aquifer protection plan for the south well field in southwest Marion County. This plan will guide the Company's development of its newest major source of supply (40 to 50 MGD), and result in a land use plan to protect the aquifer system from potential contamination sources.

         SEASONAL NATURE OF BUSINESS

         Typically, the seasonal nature of the Company's business results in a higher proportion of operating revenues being realized in the second and third quarters of the year than the first and fourth quarters of the year.

         ENVIRONMENTAL MATTERS

         The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, White River North, Fall Creek, Thomas W. Moses and Geist treatment stations.

         The Company's current NPDES permits were to expire
         June 30, 1989, for White River and Fall Creek stations, December 31, 1990, for Thomas W. Moses treatment station and April 30, 1994 for Geist treatment station. Applications for renewal of the permits have been filed with, but not finalized by, IDEM (these permits continue in effect pending review of the applications). IDEM has authority to impose new requirements and restrictions with respect to these permits and such limitations could be difficult and expensive. The full impact of such restrictions cannot be assessed with certainty at this time. The Company anticipates, however, that the capital costs and expense of compliance with such restrictions could be significant.

         Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by EPA of the quality of water it sells and treatment techniques it uses to make the water potable. EPA promulgates nationally applicable maximum contaminants levels (MCLs) for contaminants found in drinking water. Management believes that the Company is currently in compliance with all MCLs promulgated to date. EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require EPA, within a three-year period, to promulgate MCLs for over 80 chemicals not then regulated. EPA has been unable to meet the three-year deadline, but has promulgated MCLs for many of these chemicals and has proposed additional MCLs.

         Management of the Company believes that it will be able to comply with the promulgated MCLs and those now proposed without any change in treatment technique, but anticipates that in the future, because of EPA regulations, the Company may have to change its method of treating drinking water to include ozonation and/or granular activated carbon (GAC). In either case, the capital costs could be significant (currently estimated at $27,000,000 for ozonation and $105,000,000 for GAC), as would be the Company's increase in annual operating costs (currently estimated at $1,400,000 for ozonation and $5,600,000 for GAC). Actual costs could exceed these estimates. The Company would expect to recover such costs through its water rates; however, such recovery may not necessarily be timely.

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

         EMPLOYEES

         At December 31, 1994, Resources, its subsidiaries and affiliated partnership interest, employed 1,351 full time employees, including 347 water utility employees and 758 SM&P employees. Approximately one-half of the Company's water utility employees are members of the International Brotherhood of Firemen and Oilers Local 131, AFL-CIO (Union).

         A new four-year contract between IWC and the Union was ratified on February 28, 1995.

                 OPERATING INFORMATION BY INDUSTRY SEGMENT

Operating information by industry segment for each of the past five years follows:

Operating Revenues-Industry Segment (in thousands)

                              1994      1993      1992     1991     1990
Water Utilities:

  Residential              $ 44,700    41,513    40,633   38,901   34,231
  Commercial and
    Industrial               20,576    18,032    16,696   15,393   14,225
  Public Fire Protection         12       945     2,157    1,953    1,743
  Other (1)                   7,843     3,849     3,966    3,683    3,431

  Total Water Utilities      73,131    64,339    63,452   59,930   53,630

Utility-Related Services(2)  36,016    17,982        -        -        -

  Total Operating Revenues $109,147    82,321    63,452   59,930   53,630
                            =======    ======    ======   ======   ======

(1)  Includes $3,611 in income taxes collected from developers in 1994.

(2) Reporting by segment was adopted in 1993 as a result of the acquisition of SM&P. Utility-related services for prior periods are not material and, accordingly, have not been reclassified to conform with the 1993 presentation.

Operating Statistics-Water Utilities

                              1994      1993      1992     1991     1990
Water Sold (million gallons)

  Residential                21,402    20,232    20,664   22,493   20,168
  Commercial and
    Industrial               17,121    15,337    14,660   15,312   14,835
  Public Fire Protection         38        39        29       32       46
  Other                       1,074       717       808      912      820
   Total Water Sold          39,635    36,325    36,161   38,749   35,869
                             ======    ======    ======   ======   ======
Daily Pumpage
  (million gallons)
  Maximum                       192       154       161      202      177
  Minimum                        91        93        90       91       95
  Average                       122       118       115      124      117

Utility Customers (end of
  year, in thousands)           229       224       219      214      210

Fire Hydrants (end of year)  25,737    24,730    24,215   23,465   23,124

Miles of Mains (end of year)  2,940     2,827     2,759    2,673    2,624

Item 2.  PROPERTIES

         GENERAL DESCRIPTION

         The Company's water utilities' properties consist of land, easements, rights (including water rights), buildings, reservoirs, canal, wells, supply lines, purification plats, pumping stations, transmission and distribution pipes, mains and conduits, meters and other facilities used for the collection, purification, and storage of water, and the distribution of water to its customers. The water systems extend from well fields and raw water reservoirs on Cicero Creek and Fall Creek, north and northeast of Indianapolis, and from the intake structure in Indianapolis' Eagle Creek Reservoir, northwest of Indianapolis, to the service connections of the ultimate consumers. The principal properties are all located in or near Indianapolis and, except for Eagle Creek Reservoir, which is owned by the city of Indianapolis, are all owned by the Company, in fee, with the exception of its easements.
         Substantially all its utility property rights and interests, both tangible and intangible, are subject to the lien securing first mortgage bonds.

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

         SOURCE OF WATER SUPPLY

         WHITE RIVER: White River, supplemented by Morse Reservoir, furnished 70% of IWC's water supply during 1994, of which 64% was provided by IWC's White River plant and 6% was provided by IWC's new White River North plant. The drainage area of the White River above the intake of IWC's canal is approximately 1,200 square miles. In 1956, IWC completed Morse Reservoir on Cicero Creek, a tributary of the White River. It is located on approximately 1,692 acres of land owned by IWC of which about 1,500 acres are inundated. The storage capacity of this reservoir is approximately 6.9 billion gallons. With the reservoir supplementing the natural flow, it is estimated by IWC that the combined dependable flow in the White River can be maintained at a volume sufficient to produce 88 MGD. IWC owns and maintains a dam across White River at Broad Ripple which serves to divert the flow into a canal. Water diverted at the Broad Ripple dam flows by gravity in the open canal to the White River treatment and pumping station. IWC's White River North plant has its intake directly on the White River.

         FALL CREEK: Fall Creek, supplemented by Geist Reservoir, provided 20% of IWC's water supply in 1994. The area of the watershed drained by Fall Creek upstream from the Fall Creek Station intake is approximately 300 square miles. In 1943, IWC completed the Geist Reservoir on Fall Creek. The reservoir is situated on about 1,983 acres of land owned by IWC, of which 1,890 acres are inundated, and has a storage capacity of approximately 6.1 billion gallons. With the reservoir supplementing the natural flow in Fall Creek, it is estimated by IWC that the combined dependable flow in Fall Creek can be maintained at a volume sufficient to provide 25 MGD. At the Fall Creek Station, IWC owns and maintains a concrete dam which diverts the flow of the creek into the station intake.

         EAGLE CREEK RESERVOIR: Raw water purchased from Eagle Creek Reservoir, a multipurpose reservoir owned and operated by the city of Indianapolis, provided 8% of IWC's water supply in 1994. On October 18, 1971, IWC and the City signed a 50-year contract, with an option for an additional 25 years, providing for the withdrawal, subject to certain restrictions, of up to
         12.4 MGD on an annual average basis. IWC owns and maintains a raw water intake structure, pumping station, and pipeline within the reservoir property, which delivers the allotted supply to its Thomas W. Moses Treatment Plant.

         WELLS: IWC owns 38 wells, of which 31 are supplementary or auxiliary supply and seven are primary sources of supply. The Company owns a total of 823 acres of land used for its water rights and as well station land, of which 777 acres are located in Marion County and 46 acres are located in Johnson County. It is estimated that the aggregate dependable annual average yield under a repetition of the most severe two-year drought on record is approximately 14 MGD from the wells. In 1994, wells provided approximately 2% of IWC's water supply.

         The source of supply for Harbour consists of five wells having a total rated capacity and actual pumping capacity of 3.8 MGD.

         PURIFICATION

         Treatment of surface water in IWC's system involves coagulation and flocculation, after which the water flows through the sedimentation basins and then to gravity-type rapid filters. IWC has four primary surface water filtration and purification plants--two for the White River supply sources, one for the Fall Creek supply source, and one for the Eagle Creek supply source--equipped with rapid filters having a maximum operating capacity aggregating 180 MGD and two ground water treatment plants totaling 10 MGD.

         The water treatment plant for Harbour Water Corporation consists of four packaged filter iron removal units with a combined rated capacity of 3.5 MGD, including the new east plant which increased rated capacity by
         1.5 MGD.

         PUMPING

         IWC owns seven principal pumping stations and eleven booster stations. The principal pumping stations have a total of 40 primary distribution pumps and have a maximum capacity of 326 MGD. The booster stations have 42 pumps, all of which are electrically or diesel fuel driven with a maximum capacity of 101 MGD. IWC has not to date experienced, nor does it anticipate, any shortage of electrical energy to run its pumps.

         The high service pumping facilities for Harbour consist of six electric motor-driven pumps housed in the same buildings as the treatment plants and have a maximum capacity of approximately 3.5 MGD.

         In 1994, a booster station and finished water storage facility was constructed in the Harbour system to alleviate low pressure in the southwest portion of the service area and to also supply water to the town of Westfield which buys a daily minimum quantity of water.

         FILTERED WATER STORAGE

         The Company's aggregate storage capacity for finished water is approximately 55 million gallons. IWC owns six filtered-water underground reservoirs at its five principal pumping stations which have an aggregate storage capacity of 39 million gallons. The filtered water in storage has been treated and is available to be pumped into the distribution system. Also, there are four elevated storage tanks with an aggregate storage capacity of over four million gallons and two ground storage tanks with an aggregate storage capacity of 12 million gallons.

         The filtered water in the two ground storage tanks has been pumped by the principal pumping stations and is available to the respective booster stations to be pumped into the distribution system served by these stations. The four outlying elevated storage tanks "ride on" the distribution system and provide water by gravity flow.

         There are two ground storage tanks at Harbour, the first located adjacent to the treatment plant with a storage capacity of 50,000 gallons, and the second located adjacent to the new booster station with a storage capacity of 250,000 gallons. There is also an elevated storage tank in the distribution system which "rides on" the system and has a capacity of 250,000 gallons.

         TRANSMISSION AND DISTRIBUTION

         The Company's utility transmission and distribution systems are composed of 2,940 miles of mains, most of which are cast iron and ductile iron. During the past ten years, an aggregate of 722 miles of mains, or approximately 25% of the total, were added to the systems. In general, the mains are located in city streets, other public ways and occasionally in easements. The supply mains are located partly in city streets and partly in rights-of-way and land owned by the Company. The Company furnishes public fire protection service through hydrants owned by the Company and located generally within the limits of street rights-of-way.

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

         REAL ESTATE INTERESTS

         At December 31, 1994, the Company owned undeveloped non-utility land located primarily north and west of Geist Reservoir in Hamilton County, and several additional parcels in Marion County. The Company continues to explore the possible sale or development of this land.

         OFFICE BUILDING

         The Company's main office building and service center was constructed in 1957 on 20 acres of land located approximately two miles from the center of the main business district of Indianapolis. The building houses the general and local commercial offices of the Company and provides a garage and building for storage of materials and vehicles, as well as shop space for repairs to automotive and other equipment. In May 1994, various administrative departments moved into the new General Office addition, west of the original building. The addition, which cost approximately $2,000,000, was constructed to alleviate crowding experienced in the General Office which is undergoing renovation.


Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of their property is the subject, except for certain rate case filings described on page 3 under SECURITIES AND RATE REGULATION - Rate Case.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1994 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period during the past two years with respect to the Common Shares, the approximate number of holders of Common Shares as of December 31, 1994, the frequency and amount of dividends paid during the past two years with respect to the Common Shares and other matters is included under the captions "Stock Statistics" and "Distribution of Shareholders" on page 39 of the 1994 Annual Report, which information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

         The data included on page 34 of the 1994 Annual Report under "Selected Financial Data" is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of
         Operations" included in the 1994 Annual Report on pages
         35 through 38 is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements included in the 1994 Annual Report and listed in Item 14.1. of this Report are incorporated herein by reference from the 1994 Annual Report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding nominees for Director of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1995 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1995 Proxy Statement").

         The following table sets forth the current officers of IWC Resources Corporation and its principal subsidiary, Indianapolis Water Company, their ages, and (as presented below in parentheses) their positions during the past five years. There is no family relationship between any of the officers of the Company. All officers are elected for a term of one year.



                    IWC RESOURCES CORPORATION


            Name              Age          Position


         James T. Morris       51     Chairman of the Board,
                                      Chief Executive Officer and
                                      President (President and
                                      Chief Operating Officer)

         J. A. Rosenfeld       63     Executive Vice President
                                      (Senior Vice President
                                      and Treasurer; Financial
                                      Consultant)

         Kenneth N. Giffin     51     Senior Vice President-
                                      Governmental Relations and
                                      Real Estate

         John M. Davis         43     Vice President, General
                                      Counsel and Secretary

         Alan R. Kimbell       63     Vice President-Marketing

         James W. Shaffer      45     Vice President-Corporate
                                      Affairs

         James P. Lathrop      49     Controller

         Jane G. Ryan          54     Assistant Secretary

INDIANAPOLIS WATER COMPANY


         James T. Morris       51     Chairman of the Board and Chief
                                      Executive Officer (President
                                      and Chief Operating Officer)

         Joseph R. Broyles     52     President and Chief Operating
                                      Officer (Executive Vice President;
                                      Senior Vice President-Operations)

         Paul J. Doane         72     Executive Vice President
                                      (Senior Vice President-Operations;
                                      Vice President-Operations)

         J. A. Rosenfeld       63     Executive Vice President (Senior
                                      Vice President and Treasurer)

         Kenneth N. Giffin     51     Senior Vice President-Governmental
                                      Relations (Senior Vice President-
                                      Human Resources and Corporate
                                      Relations; Vice President-Human
                                      Resources and Corporate Relations)

         John M. Davis         43     Vice President, General Counsel
                                      and Secretary

         Robert F. Miller      50     Vice President-Engineering
                                      (Principal Projects Engineer)

         David S. Probst       56     Vice President-Business Development
                                      (Vice President-Engineering
                                      Services; Vice President-Customer
                                      Service)

         Tim K. Bumgardner     46     Vice President-Operations
                                      (Vice President-Production;
                                      Director of Purification)

         James W. Shaffer      45     Vice President - Corporate Affairs

         Martha L. Wharton     65     Vice President-Customer Service
                                      (Vice President-Customer Relations;
                                      Assistant Secretary)

         L. M. Williams        51     Vice President - Human Resources
                                      (Director of Human Resources and
                                      Industrial Relations)

         James P. Lathrop      49     Assistant Treasurer

         Jane G. Ryan          54     Assistant Secretary
                                      (Executive Secretary)


    All of the above have been employed by the Company for more than five years except for J. A. Rosenfeld, John M. Davis and James W. Shaffer. Mr. Rosenfeld has been employed since January, 1992 and was previously employed by Melvin Simon & Associates. Mr. Davis has been employed since June, 1993 and was previously employed by KPMG Peat Marwick LLP. Mr. Shaffer has been employed since January, 1993 and was previously employed by Creative Concepts, Inc.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item regarding compensation of the Company's officers and directors is incorporated herein by reference to the Company's 1995 Proxy Statement. The Compensation Committee Report to Shareholders and Comparative Stock Performance sections of the Company's 1995 Proxy Statement shall not be deemed "filed" herewith.


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

                 Daniel S. Baker (1)    17,204 shares    33-1/3%
                 7285 Waterview Pt.
                 Noblesville, IN 46060

                 Diana L. Sosbey        17,204 shares    33-1/3%
                 8596 Twin Pt. Cir.
                 Indianapolis, IN 46236


(1) Mr. Daniel S. Baker is President of SM&P Utility Resources,
Inc., (formerly SM&P Conduit Co., Inc.) a wholly owned subsidiary of the Company.

         (b) The information required by this Item regarding the number of shares of the Company's Common Stock, beneficially owned by the nominees for Director and the officers of the Company is incorporated herein by reference to the Company's 1995 Proxy Statement.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to the Company's 1995 Proxy
         Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         The documents listed below are filed as a part of this report except as otherwise indicated:

         1. Financial Statements. The following described consolidated financial statements found on the pages of the 1994 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

              Description of Financial         Location in 1994
              Statement Item                   Annual Report
              Independent Auditors' Report       Page 33
              Consolidated Balance Sheets,
               December 31, 1994 and 1993        Pages 18 and 19
              Consolidated Statements of
               Shareholders' Equity, Years
               ended December 31, 1994,
               1993 and 1992                     Page 20
              Consolidated Statements of
               Earnings, Years ended
               December 31, 1994,
               1993 and 1992                     Page 21
              Consolidated Statements of
               Cash Flows, Years ended
               December 31, 1994,
               1993 and 1992                     Page 22
              Notes to Consolidated Financial
               Statements, Years ended           Pages 23
               December 31, 1994, 1993 and 1992   through 33

         2.   Financial Statement Schedules.

              All schedules for which provision is made in Regulation S-X have been omitted for the reason that they are not required, are not applicable, or the required information is set forth in the consolidated financial statements or notes thereto.

         3.   Exhibits

              The exhibits set forth on the Index to Exhibits are incorporated herein by reference.

         4.   Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended December 31, 1994.

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


                               IWC RESOURCES CORPORATION
                                   Registrant



Date  March 28, 1995         By:
                                 J. A. Rosenfeld, Executive
                                 Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 28, 1995          By:
                                  James T. Morris, Chairman of the
                                   Board, Chief Executive Officer
                                   and President and Director

Date  March 28, 1995          By:
                                  Robert B. McConnell, Chairman of
                                   the Executive Committee

Date  March 28, 1995          By:
                                  J. A. Rosenfeld, Executive Vice
                                    President (Principal Financial
                                    Officer)

Date  March 28, 1995          By:
                                  James P. Lathrop, Controller
                                   (Principal Accounting Officer)

Date  March 28, 1995          By:
                                  Joseph R. Broyles, President
                                   and Chief Operating Officer,
                                   Indianapolis Water Company
                                   and Director

Date  March 28, 1995          By:
                                  Joseph D. Barnette, Jr., Director

Date  March 28, 1995          By:
                                  Thomas W. Binford, Director

Date  March 28, 1995          By:
                                  Robert A. Borns, Director

Date  March 28, 1995          By:
                                  Murvin S. Enders, Director

Date  March 28, 1995          By:
                                  Otto N. Frenzel III, Director

Date  March 28, 1995          By:
                                  Elizabeth Grube, Director

Date  March 28, 1995          By:
                                  J. B. King, Director

Date  March 28, 1995          By:
                                  J. George Mikelsons, Director

Date  March 28, 1995          By:
                                  Thomas M. Miller, Director

Date  March 28, 1995          By:
                                  Jack E. Reich, Director

Date  March 28, 1995          By:
                                  Fred E. Schlegel, Director






























                                -23









                         INDEX TO EXHIBITS

              3A-1 Restated Articles of Incorporation of
                   Registrant, as amended to date. The copy of this exhibit filed as Exhibit 3-A to Registrant's Registration Statement on Form S-8 effective August 17, 1989 "Registration No.
                   33-30221", is incorporated by reference.

              3-B Bylaws of Registrant, as amended to date. The copy of this exhibit filed as Exhibit 3-B to Registrant's Registration Statement on Form S-8 effective August 17, 1989 "Registration No. 33-30221", is incorporated by reference.

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

              4.4 Seventeenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 is incorporated herein by reference.

              4.5 Eighteenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC. The copy of this exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

              4.6 Nineteenth Supplemental Indenture dated as of June 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Registration Statement on Form S-2 effective December 12, 1991 (Registration No. 33-43939), is incorporated herein by reference.

              4.7 Fourteenth Supplemental Indenture dated as of January 15, 1978, between the Fidelity Bank, (formerly Fidelity-Philadelphia
                      Trust Company) and IWC, including as
                      Appendix A the "Restatement of Principal
                      Indenture of Indianapolis Water Company," which, except as otherwise specified, restates the granting clauses and all other sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and Registrant as amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and Fourteenth Supplemental Indentures. A copy of this exhibit filed as Exhibit 4-B1 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

              4.8 Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association, and IWC. The copy of this Exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

              4.9 Twenty-First Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC. The copy of this Exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

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

              4.14 Indenture of Trust, City of Indianapolis, Indiana, and Indianapolis Water Company to National City Bank, Indiana, as Trustee, dated as of April 1, 1993. The copy of this Exhibit filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

              4.15 Twenty-Second Supplemental Indenture dated as of April 1, 1993, between Indianapolis Water Company and Fidelity Bank, National Association. The copy of this Exhibit filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

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

              10.6 Guaranty Agreement dated as of March 1, 1989, between Registrant and Merchants National Bank and Trust Company of Indianapolis re: City of Indianapolis, Indiana Industrial Development Bonds. The copy of this exhibit filed as Exhibit 10-H to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

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

              10.10 Note Agreement dated as of March 1, 1994, between Registrant and American United Life Insurance Company. The copy of this exhibit filed as Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.


              10.11 Loan Agreement dated as of April 1, 1993, between Indianapolis Water Company and City of Indianapolis. The copy of this exhibit filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

              10.12 Guaranty Agreement between Registrant and National City Bank, Indiana, as Trustee, dated as of April 1, 1993. The copy of this exhibit filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

              10.13   Agreement for the Operation and
                      Maintenance of the City of Indianapolis, Indiana, Advanced Wastewater Treatment Facilities dated as of December 20, 1993, among the City of Indianapolis, White River Environmental Partnership, the Registrant and certain other parties. The copy of this exhibit filed as Exhibit
                      10.13 to Registrant's Annual Report on
                      Form 10-K for the fiscal year ended
                      December 31, 1993, is incorporated herein by reference.

              10.14 White River Environmental Partnership Agreement between IWC Services, Inc., JMM White River Corporation and LAH White River Corporation, dated as of August 20, 1993. The copy of this exhibit filed as
                      Exhibit 10.14 to Registrant's Annual
                      Report on Form 10-K for the fiscal year
                      ended December 31, 1993, is incorporated herein by reference.

              10.15   Plan and Agreement of Merger among
                      Registrant, Resources Acquisition Corp.,
                      S.M.& P. Conduit Co., Inc., and its
                      shareholders dated as of June 14, 1993.
                      The copy of this exhibit filed as Exhibit
                      10.15 to Registrant's Annual Report on
                      Form 10-K for the fiscal year ended
                      December 31, 1993, is incorporated herein by reference.

              10.16 Executive Employment Agreement between Registrant and James T. Morris, dated as of December 31, 1993 (substantially similar agreements in favor of J. A. Rosenfeld, Joseph R. Broyles and Kenneth
                      N. Giffin have been omitted pursuant to
                      Instruction 2 to Item 601 of Regulation
                      S-K).  The copy of this exhibit filed as
                      Exhibit 10.16 to Registrant's Annual
                      Report on Form 10-K for the fiscal year
                      ended December 31, 1993, is incorporated herein by reference.

              13 Registrant's Annual Report to Stockholders for the year ended December 31, 1994.
                      This exhibit, except for the portions
                      thereof that have expressly been
                      incorporated by reference into this
                      Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

              21      Subsidiaries

              23      Consent of Independent Certified Public
                      Accountants.

              27      Financial Data Schedule


*This exhibit relates to executive compensation or benefit plans.