Form 10-Q
period 1995-03-31
IWC RESOURCES CORP
filed 1995-05-15
CIK 790523

Document Summary:

     Document:     EDGAR10Q
     Author:
     Addressee:
     Operator:

     Creation Date:      02/21/1994
     Modification Date:  05/15/1995

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1995

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        6,938,057
              Class                                   Outstanding at 4-1-95














           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of March 31, 1995 and
      1994, and December 31, 1994 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Three
      Months ended March 31, 1995 (Unaudited)

    Consolidated Statements of Earnings - Three Months ended
      March 31, 1995 and 1994 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months ended March 31, 1995 and 1994 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                      March 31, 1995 and 1994 and December 31, 1994
                                       (Unaudited)



                                                           March 31,        December 31,
                                                        1995        1994        1994
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  1,518       1,925       2,889
  Accounts receivable, less allowance for
    doubtful accounts of $190                          10,579       9,712      10,124
  Materials and supplies, at average cost               2,099       1,812       2,257
  Other current assets                                  1,447         881       1,099
    Total current assets                               15,643      14,330      16,369

Utility plant:
  Utility plant in service                            347,090     325,961     343,488
  Less accumulated depreciation                        77,370      71,928      75,801
    Net plant in service                              269,720     254,033     267,687
  Construction work in progress                         8,889       8,940       7,407
    Utility plant, net                                278,609     262,973     275,094

Construction funds held by Trustee                         -        2,023          -

Other property                                         14,817       7,370      13,053

Goodwill, net of accumulated amortization              16,836      17,347      16,964

Deferred charges and other assets                      14,729      12,380      13,902

                                                     $340,634     316,423     335,382
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 22,454       9,937      17,674
  Current portion of long-term debt                        -           -        1,150
  Accounts payable and accrued expenses                17,079      15,541      16,295
  Dividends payable                                        51          51          -
  Federal income taxes                                  1,538         742         256
  Customer deposits                                     1,140       1,058       1,126
    Total current liabilities                          42,262      27,329      36,501

Long-term obligations:
  Long-term debt, less current portion                 98,225      99,375      98,225
  Customer advances for construction                   48,487      45,569      48,750
  Other liabilities                                     6,904       5,592       6,079
    Total long-term obligations                       153,616     150,536     153,054

Deferred income taxes                                  31,347      28,887      31,003

Contributions in aid of construction                   30,527      28,586      30,181

Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       5,705       5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 6,932, 6,836, and 6,886 issued
    and outstanding, respectively                      61,736      59,600      60,540
  Retained earnings                                    16,241      15,929      18,398
                                                       77,977      75,529      78,938
  Less unearned compensation                              800         149          -
    Total shareholders' equity                         77,177      75,380      78,938
Commitments and contingencies
                                                     $340,634     316,423     335,382
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.










































                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              Three months ended March 31, 1995
                                         (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1994    6,886,271   $ 60,540   $ 18,398     $   -       $ 78,938

  Net earnings                         -          -         282         -            282
  Dividends - $.35 per share:
    Common Stock                       -          -      (2,421)        -         (2,421)
    Redeemable preferred stock         -          -         (18)        -            (18)
  Common stock issued:
    Dividend Reinvestment Plan     16,618        318         -          -            318
    Restricted stock plan          29,461        878         -        (878)           -
  Compensation expense                 -          -          -          78            78



Balance at March 31, 1995       6,932,350   $ 61,736   $ 16,241     $ (800)     $ 77,177
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.
























                   IWC RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)





                                                    Three Months
                                                   Ended March 31,
                                                 1995           1994
                                         (in thousands, except per share data)

Operating revenues:
  Water utilities                              $17,066         16,085
  Utility-related services                       6,448          5,274
                                                23,514         21,359
Operating expenses:
  Operation and administration:
    Water utilities                              8,601          8,641
    Utility-related services                     7,305          5,459

  Depreciation                                   2,126          1,839
  Taxes other than income taxes                  2,272          1,907
    Total operating expenses                    20,304         17,846
    Operating earnings                           3,210          3,513

Other income (expense):
  Interest expense, net                         (2,173)        (1,816)
  Interest income                                    2             44
  Dividends on preferred
    stock of subsidiary                            (51)           (51)
  Other, net                                       588           (395)
                                                (1,634)        (2,218)

    Earnings before income taxes                 1,576          1,295
Income taxes                                     1,294            872
     Net earnings                              $   282            423
                                                ======         ======

Net earnings per common and common
  equivalent share                             $   .04            .06
                                                ======         ======

Average number of common
  and common equivalent shares outstanding       6,974          6,879
                                                ======         ======



The accompanying notes are an integral part of the consolidated financial statements.






                   IWC RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             1995         1994
                                                              (in thousands)
Cash flows from operating activities:
  Net earnings                                             $  282          423
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                         2,539        2,206
      Deferred income taxes                                   344           63
      Gain on sales of other property                        (632)          -
      Provision for bad debts                                  95          105
      Dividends on preferred stock of subsidiary               51           51
      Other, net                                              288         (244)
      Changes in operating assets and liabilities:
        Accounts receivable                                  (550)        (302)
        Materials and supplies                                158          (90)
        Other current assets                                  212          (10)
        Accounts payable and accrued expenses                 849        1,161
        Federal income taxes                                1,282          299
        Customer deposits                                      14           31
          Net cash provided by operating activities         4,932        3,693

Cash flows from investing activities:
  Additions to utility plant and other property            (7,607)      (4,568)
  Proceeds from sales of other property                       156           -
  Customer advances for construction                        1,485        3,234
  Refunds of customer advances for construction            (1,402)        (991)
  Other investing activities, net                            (379)         (17)
          Net cash used by investing activities            (7,747)      (2,342)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks             4,780      (11,842)
  Proceeds from long-term debt                                 -        14,000
  Payments of long-term debt                               (1,215)      (1,277)
  Increase in construction funds
    held by Trustee                                            -           (13)
  Cash dividends                                           (2,439)      (2,406)
  Proceeds from issuance of common stock                      318          299
          Net cash provided (used) by
            financing activities                            1,444       (1,239)

Increase (decrease) in cash and cash equivalents           (1,371)         112

Cash and cash equivalents at beginning of period            2,889        1,813

Cash and cash equivalents at end of period               $  1,518        1,925
                                                           ======       ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest              $  2,704        2,178
    Income taxes                                         $     56          414

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

Through its water utility subsidiaries, the Company owns and operates waterworks systems supplying water for residential, commercial and industrial uses, and for fire protection in Indianapolis, Indiana, and the surrounding area. These subsidiaries are regulated by the Indiana Utility Regulatory Commission (Commission), and their accounting policies, which are substantially consistent with generally accepted accounting principles, are governed by the Commission. The Company also owns and operates businesses which are involved in utility line locating, data processing and other utility-related services, and real estate sales and development. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies is set forth in Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1994.

CURRENT EVENTS

Rate Case

On August 10, 1994, the Commission approved the merger of Indianapolis Water Company (IWC) and Zionsville Water Corporation and an immediate increase in their combined rates of approximately $1.3 million or 2%. IWC had requested an increase in combined annual revenues of $8.9 million, or 14%.

The Commission deferred increasing IWC's rates to cover implementation of accrual accounting for postretirement life insurance and healthcare benefits (OPRBs), in accordance with Statement of Financial Accounting Standards No. 106 (SFAS No. 106), pending a determination of an appropriate restricted fund for the related revenues. The annual rate effect of such higher costs (3% of the requested 14% increase in combined annual revenues), has been deferred as a regulatory asset, with the Commission's authorization, to be ultimately recoverable. On April 26, 1995, the Commission approved a grantor trust for these funds, as agreed upon by IWC and the Utility Consumer Counselor (UCC) and a related annual increase in IWC's water rates of approximately $1.8 million, to cover current costs and the amortization of the regulatory asset over approximately 18 years.

The Grantor Trust provides for the transfer to the Trust monthly and subsequent investing and disbursing by the Trust of all amounts received by IWC in rates to cover its OPRB obligations. The Trust Agreement contains certain provisions which limit investment activities, provide for annual reporting and, in the event that Trust funds are no longer needed for OPRB purposes, directs payment of the remaining funds to IWC ratepayers.

On September 23, 1994, IWC filed a petition with the Commission for approval of a new schedule of rates and charges. The increase in revenues ultimately sought by IWC was approximately $5.1 million, or 7.7%, based on water consumption for the twelve months ended June 30, 1994. IWC prefiled evidence in support of the request on November 21, 1994, and supplementary evidence on March 9-10, 1995. On April 5, 1995, the UCC, four intervening customers and IWC filed a Stipulation and Settlement Agreement, which was revised on April 27, 1995, setting forth the parties' agreement resolving all issues in this case and their recommendation that the Commission approve an annual increase in IWC's rates of $2,547,000 or 4%. The parties further agreed not to seek an adjustment in IWC's basic rates and charges prior to April 1, 1997, subject to IWC's interim right to request approval of new rates to cover operating expenses connected with implementing measures which might be required to be taken in connection with new National Pollutant Discharge Elimination System permits which IWC anticipates receiving for wastewater discharges at its Fall Creek and White River Stations (NPDES permits). The parties agreed that IWC may request that the Commission approve, in a separate proceeding, prior to April 1, 1997, the continuation of the allowance for funds used during construction (debt component only), and the deferral of depreciation, on such capital expenditures made in connection with the NPDES permits and IWC's anticipated South Well Field Station until a rate base determination in IWC's next rate case. On May 10, 1995, Commission approved the parties' settlement and the related rate increase.

On March 22, 1995, the Commission granted IWC authority to issue, on or before December 31, 1996, an aggregate of $30 million in securities, to consist of not more than $18 million in the form of long-term debt and/or preferred equity, and, assuming favorable market conditions, at least $12 million in common equity. The timing and amount of the securities to be issued will be based on fund requirements and market conditions. IWC currently anticipates issuing $18 million of term debt in 1995. Proceeds from the issuance of these securities will be used for the construction, extension and improvement of its facilities, plant and distribution system, reimbursement of IWC's treasury for plant capital expenditures previously made, and the discharge or refunding of short-term debt and higher cost long-term debt.

Notes Payable to Banks and Long-term Debt

In March 1995, the Company prepaid $1,150,000 in principal amount of its 12-7/8% Series Bonds, due $230,000 in each of the years 1998 through 2002, at a premium of $65,000. Funds used to prepay the amount were derived from proceeds of the sale of common shares through the Company's Dividend Reinvestment and Share Purchase Plan.

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

The Company has agreements with four key executives which provide that in the event of change of control of the Company, each executive vests in a three-year employment contract at his then existing level of compensation.

RECLASSIFICATIONS

Certain amounts as of March 31, 1994 have been reclassified to conform with the 1995 presentation.

           IWC Resources Corporation and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

The most significant changes in the consolidated financial condition and results of operations of IWC Resources Corporation and subsidiaries (Company) are attributable to the combined operations of its two segments: (1) water utilities and (2) utility-related services. These segments are discussed more fully in Notes to Consolidated Financial Statements, Segment Reporting, in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The Company's results of operations for both water utilities and utility-related services segments are seasonal in nature with the higher proportion of operating revenues and operating earnings being realized in the second and third quarters of the year than the first and fourth quarters. Such seasonality is considered by the Company in developing its budgets by quarter.

        Three Months Ended March 31, 1995, Compared with
                Three Months Ended March 31, 1994

During the three months ended March 31, 1995, operating revenues and operation and administration expenses were $17,066,000 and $8,601,000, respectively, for the water utilities segment and $6,448,000 and $7,305,000, respectively, for the utility-related services segment. This compares to operating revenues and operation and administration expenses of $16,085,000 and $8,641,000, respectively, for the water utilities segment and $5,274,000 and $5,459,000, respectively, for the utility-related services segment during the three months ended March 31, 1994.

The improvement in operating results in the water utilities segment is due primarily to an increase in water rates effective August 10, 1994, and a reduction in certain expenses resulting from a milder winter in 1995 as compared to the same period in 1994. Operating results in the utility-related services segment declined as anticipated and is primarily due to expenses incurred associated with the expansion of business in this segment.

Following is a discussion and analysis of actual operating results.

Total operating revenues increased $2,155,000 (10.l%). Operating revenues applicable to the water utilities segment increased $371,000, excluding an increase of $610,000 in income taxes collected from developers, representing a 2.3% increase over 1994, and is primarily due to a 2% increase in water rates which was approved by the Indiana Utility Regulatory Commission effective August 10, 1994. The increase in utility-related services segment operating revenues of $1,174,000 is due primarily to the continued expansion of business contracts at several operating locations.

Total operation and administration expenses increased $1,806,000 (12.8%). Operation and administration expenses applicable to the water utilities segment decreased $40,000 (.5%). Labor expenses decreased $179,000 (5.1%) mainly due to the net effects of a reduction in maintenance repairs experienced resulting from milder weather in 1995 as compared to the extremely cold weather in January and February of 1994, and a general wage increase, effective January 1, 1995. Materials and transportation costs decreased $128,000 (18.8%) largely due to the reduction in maintenance activities. The cost of outside services increased $115,000 (7.9%) chiefly due to an increase in consulting and other services. Insurance expense increased $97,000 (10.0%) reflecting higher health and general liability insurance premium costs. Regulatory expenses increased $97,000 (33.5%) primarily due to increased rate case expenses.

Operation and administration expenses applicable to the utility-related services segment increased $1,846,000 (33.8%). Labor expenses increased $1,123,000 (32.0%) primarily due to the addition of employees resulting from the expansion of business in this segment. Materials expense decreased $76,000 (14.3%) primarily due to start-up costs incurred in 1994. Transportation costs increased $205,000 (60.4%) primarily due to the increase in the number of vehicles and associated costs to maintain the existing fleet. Insurance expense increased $142,000 (24.4%) primarily due to higher healthcare premiums and increases in general liability and worker's compensation insurance premiums. Fringe benefit costs, including pension related benefits, increased $218,000 (67.8%) primarily due to the cost of increased benefits provided to an increasing employee base. Cable cut costs increased $95,000 (58.1%) primarily due to the expansion of business and the increased costs associated with cuts.

Depreciation increased $287,000 (15.6%) of which $173,000 is applicable to the utility-related services segment. The increase in water utilities segment and utility-related services segment depreciation represents a 7.7% and 47.1% increase, respectively, over 1994 and is primarily due to additional utility plant and other property placed in service.

Taxes, other than income taxes, increased $365,000 (19.1%) of which $165,000 is applicable to the utility-related services segment. The increase in taxes, other than income taxes in the water utilities segment, represents an 11.9% increase over 1994, and is primarily due to an increase in property taxes resulting from additional plant in service. The increase in such taxes in the utility-related services segment amounts to 39.1% and is due primarily to additional payroll taxes resulting from the increased employee base.

The increase in interest expense, net, of $357,000 (19.7%) is largely due to the combined effects of higher total debt outstanding and higher interest rates. Other, net, increased $983,000 primarily due to gain on sales of other property and pretax earnings of an unconsolidated partnership interest.

Income taxes increased $422,000 (48.4%) primarily due to the net effects of an increase of $610,000 in income taxes collected from developers and lower pretax earnings.

Liquidity and Capital Resources

At the present time, the majority of the Company's business activities are conducted through its water utilities. In 1993, the Company acquired SM&P which diversified the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of their customers.

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

During 1994, the Company added $28,256,000 to utility plant and other property and approximately 113 miles of new mains were placed in service. The Company received approximately $9,200,000 in new customer advances for construction of new mains in 1994 and refunded approximately $2,200,000. Such advances are subject to refund over a ten-year period based on the addition of new customers to the constructed mains.

The Company continues to experience significant growth in its distribution system. The Company received $1,485,000 in new customer advances and refunded $1,402,000 in customer advances during the three months ended March 31, 1995, compared to $3,234,000 and $991,000, respectively, during the three months ended March 31, 1994. The Company also added $7,607,000 to utility plant and other property during the three months ended March 31, 1995, compared to $4,568,000 during the three months ended March 31, 1994.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the Company's borrowings, dividend payments and sales of common stock. The Company utilizes borrowings against its lines of credit with local banks for its short-term cash needs.

In January 1994, the Company prepaid $1,200,000 in principal amount of its 12-7/8% Series Bonds at a premium of $77,000 and in March 1995, prepaid an additional $1,150,000 in principal amount of these bonds at a premium of $65,000. Funds used to prepay the amounts in 1994 and 1995 were derived from proceeds of the sale of common shares through the Company's Dividend Reinvestment and Share Purchase Plan. During March 1994, the Company issued $14,000,000 of 6.31% Senior Notes due in 2001. Proceeds from the notes were used to repay $13,700,000 in short-term notes payable to banks.

In March 1995, the Commission gave IWC approval to issue on or before December 31, 1996, up to $30 million in principal amount of long-term debt, preferred stock and common equity capital.

Approximately 95%, 99%, and 110% of net earnings applicable to common and common equivalent shares were declared payable in cash dividends during 1994, 1993, and 1992, respectively. Long-term debt, as a percentage of total capital and long-term debt, increased to 55.4% at December 31, 1994, compared to 52.6% at December 31, 1993, and 56.2% at December 31, 1992. The increase in 1994 in the "debt ratio" was primarily due to the net effects of the issuance of new long-term debt of $14,000,000, issuance of common stock through the Company's dividend reinvestment and restricted stock plans of $1,239,000 and an increase in retained earnings of $486,000.

At March 31, 1995, the Company had lines of credit for working capital purposes of $23,200,000; borrowings under the lines at this date were $20,821,000.

Capital Expenditures

Capital expenditures for 1995 are budgeted at approximately $33,000,000 and will be financed primarily from internally generated cash, customer advances for construction, short-term bank borrowings, and long-term financings. Capital expenditures for the five-year period 1995 through 1999 are budgeted at approximately $111,000,000 with the major portion for new mains and distribution and plant facilities. The Company anticipates that it will be necessary during the five-year period 1995 through 1999 to secure additional outside financing from both short- and long-term debt and equity capital in order to finance planned capital expenditures and long-term debt maturities.

Projected capital expenditures do not include any construction projects that IWC could be required to undertake to comply with legislative or regulatory environmental or water quality requirements that may be imposed in the future. If IWC is required to adopt new methods of water treatment, the costs involved may be substantial. Capital costs are presently estimated at $27,000,000 for ozonation and $105,000,000 for granular activated carbon (GAC). Additionally, IWC is subject to regulatory requirements regarding discharges from its treatment plants. Such costs should be recoverable through water rates, but only after appropriate regulatory action.

Environmental Matters

The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, Fall Creek, Thomas W. Moses and the Geist treatment stations. The Company's current NPDES permits were to expire June 30, 1989, for White River and Fall Creek stations, and December 31, 1990, for Thomas W. Moses treatment station and April 30, 1994 for Geist treatment station. Applications for renewal of the permits have been filed with, but not finalized by, IDEM (these permits continue in effect pending review of the applications). IDEM has authority to propose new requirements and restrictions with respect to these permits and such limitations could be difficult and expensive. The full impact of any such restrictions cannot be assessed with certainty at this time. The Company anticipates, however, that the capital costs and expense of compliance with such restrictions could be significant.

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

Under a 1991 law enacted by the Indiana Legislature, a water utility, including the utility subsidiaries of the Company, may petition the Indiana Utility Regulatory Commission (Commission) for prior approval of its plans and estimated expenditures required to comply with provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, the utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for ratemaking purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in the utility's rate base upon completion of construction of the project or any part thereof. While use of this statute is voluntary on the part of a utility, if utilized, it should allow utilities a greater degree of confidence in recovering major costs incurred to comply with environmentally related laws on a timely basis.

Inflation, Rate Changes and Seasonality

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

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            March 31, 1995


Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on April 20, 1995.

         Election of Directors

         The following table sets forth the nominees elected at the annual meeting, and the number of votes cast for, or withheld, as well as the number of broker non-votes, with respect to each nominee. The number of abstentions recorded is not applicable to the election of directors.

                                    Votes          Votes     Broker
               Nominee             Cast for       Withheld  Non-Votes

         Joseph D. Barnette, Jr.   4,798,380       98,760       0
         Otto N. Frenzel III       4,827,767       69,373       0
         Fred E. Schlegel          4,837,110       60,030       0
         Susan O. Connor           4,783,393      113,747       0
         J. A. Rosenfeld           4,822,988       74,152       0

         Other Matters Voted Upon at the Meeting

         KPMG Peat Marwick LLP was appointed as auditor for the Company for 1995. There were 4,808,963 votes cast in favor, 18,692 votes cast against and 69,485 abstentions were recorded and zero broker non-votes were recorded with respect to such appointment.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended March 31, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IWC RESOURCES CORPORATION
                                               (Registrant)


                              By:
                                        J. A. Rosenfeld, Executive
                                        Vice President (Principal
                                        Financial Officer) duly
                                        authorized to sign this
                                        report on behalf of the
                                        registrant
Date



                                        James P. Lathrop, Controller
                                        (Principal Accounting
                                        Officer)
Date





























                                 -14-