Form 10-Q
period 1995-06-30
IWC RESOURCES CORP
filed 1995-08-14
CIK 790523

Document Summary:

     Document:     EDGARJUN
     Author:
     Addressee:
     Operator:

     Creation Date:      08/15/1994
     Modification Date:  08/14/1995

     Identification key words:



     Comments:



















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1995

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        7,138,361
              Class                                   Outstanding at 7-17-95




















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of June 30, 1995 and
      1994, and December 31, 1994 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Six Months ended June 30, 1995 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Six
      Months ended June 30, 1995 and 1994 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Six Months ended June 30, 1995 and
      1994 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:

    Item 6.  Exhibits and Reports on Form 8-K

































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                       June 30, 1995 and 1994 and December 31, 1994
                                       (Unaudited)


                                                            June 30,        December 31,
                                                        1995        1994        1994
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  2,744       3,364       2,889
  Accounts receivable, less allowance for
    doubtful accounts of $190                          15,335      13,939      10,124
  Materials and supplies, at average cost               2,045       2,140       2,257
  Other current assets                                  1,449       1,589       1,099
    Total current assets                               21,573      21,032      16,369

Utility plant:
  Utility plant in service                            349,799     329,741     343,488
  Less accumulated depreciation                        79,039      73,362      75,801
    Net plant in service                              270,760     256,379     267,687
  Construction work in progress                        12,093      10,652       7,407
    Utility plant, net                                282,853     267,031     275,094

Construction funds held by Trustee                         -        2,032          -

Other property, net of accumulated depreciation        19,256       9,540      13,053

Goodwill, net of accumulated amortization              16,708      17,219      16,964

Deferred charges and other assets                      15,230      14,077      13,902

                                                     $355,620     330,931     335,382
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 28,458      18,514      17,674
  Current portion of long-term debt                        -           -        1,150
  Accounts payable and accrued expenses                15,872      17,434      16,295
  Dividends payable                                        51          51          -
  Federal income taxes                                  4,234       1,872         256
  Customer deposits                                     1,200       1,089       1,126
    Total current liabilities                          49,815      38,960      36,501

Long-term obligations:
  Long-term debt, less current portion                 98,225      99,375      98,225
  Customer advances for construction                   50,215      45,841      48,750
  Other liabilities                                     7,902       6,026       6,079
    Total long-term obligations                       156,342     151,242     153,054

Deferred income taxes                                  31,671      29,177      31,003

Contributions in aid of construction                   31,401      29,309      30,181

Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       5,705       5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 7,074, 6,850, and 6,886 issued
    and outstanding                                    64,377      59,893      60,540
  Retained earnings                                    17,032      16,745      18,398
                                                       81,409      76,638      78,938
  Less unearned compensation                              723         100          -
    Total shareholders' equity                         80,686      76,538      78,938

Contingencies
                                                     $355,620     330,931     335,382
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.






















































                           IWC RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 Six months ended June 30, 1995
                                          (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1994    6,886,271   $ 60,540   $ 18,398     $   -       $ 78,938

  Net earnings                         -          -       3,537         -          3,537
  Dividends - $.70 per share:
    Common Stock                       -          -      (4,867)        -         (4,867)
    Redeemable preferred stock         -          -         (36)        -            (36)
  Common stock issued -
    Dividend Reinvestment Plan    158,222      2,959         -          -          2,959
    Restricted stock plan          29,461        878         -        (878)           -
  Compensation expense                 -          -          -         155           155



Balance at June 30, 1995        7,073,954   $ 64,377   $ 17,032     $ (723)     $ 80,686
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.





























                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months and six months ended June 30, 1995 and 1994
                                          (Unaudited)




                                                    Three Months           Six Months
                                                   Ended June 30,         Ended June 30,
                                                   1995      1994         1995      1994
                                                   (in thousands, except per share data)

Operating revenues:
  Water utilities                                $20,076    17,968        37,142    34,053
  Utility-related services                        12,502    10,732        18,950    16,006
                                                  32,578    28,700        56,092    50,059
Operating expenses:
  Operation and administration
    Water utilities                                8,652     8,692        17,253    17,333
    Utility-related services                      10,039     7,431        17,344    12,890

  Depreciation                                     2,281     1,922         4,407     3,761
  Taxes other than income taxes                    2,213     2,059         4,485     3,966
    Total operating expenses                      23,185    20,104        43,489    37,950
    Operating earnings                             9,393     8,596        12,603    12,109

Other income (expense):
  Interest expense, net                           (2,011)   (2,022)       (4,184)   (3,838)
  Interest income                                     24        38            26        82
  Dividends on preferred
    stock of subsidiary                              (51)      (51)         (102)     (102)
  Other, net                                          80         3           668      (392)
                                                  (1,958)   (2,032)       (3,592)   (4,250)

    Earnings before income taxes                   7,435     6,564         9,011     7,859
Income taxes                                       4,180     3,337         5,474     4,209
     Net earnings                                $ 3,255     3,227         3,537     3,650
                                                  ======    ======        ======    ======

Net earnings per common and common
  equivalent share                               $   .46       .47           .50       .53
                                                  ======    ======        ======    ======

Average number of common
  and common equivalent shares outstanding         7,054     6,893         7,014     6,886
                                                  ======    ======        ======    ======



The accompanying notes are an integral part of the consolidated financial statements.











                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months and six months ended June 30, 1995 and 1994
                                         (Unaudited)


                                                         Three Months        Six Months
                                                        Ended June 30,      Ended June 30,
                                                        1995      1994      1995      1994
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $ 3,255     3,227      3,537    3,650
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    2,657     2,407      5,196    4,613
      Deferred income taxes                              324       290        668      353
      Gain on sales of other property                   (111)      (87)      (743)     (87)
      Provision for bad debts                             85        85        180      190
      Dividends on preferred stock of subsidiary          51        51        102      102
      Other, net                                         295        50        583     (194)
      Changes in operating assets and liabilities:
        Accounts receivable                           (4,841)   (4,312)    (5,391)  (4,614)
        Materials and supplies                            54      (328)       212     (418)
        Other current assets                              (2)     (708)       210     (718)
        Accounts payable and accrued expenses         (1,207)    1,893       (358)   3,054
        Federal income taxes                           2,696     1,130      3,978    1,429
        Customer deposits                                 60        31         74       62
          Net cash provided by operating activities    3,316     3,729      8,248    7,422

Cash flows from investing activities:
  Additions to utility plant and other property       (9,904)   (8,284)   (17,511) (12,852)
  Proceeds from sales of other property                  133       100        289      100
  Customer advances for construction                   2,869     1,446      4,354    4,680
  Refunds of customer advances for construction         (267)     (451)    (1,669)  (1,442)
  Other investing activities, net                     (1,051)   (1,500)    (1,430)  (1,517)
          Net cash used by investing activities       (8,220)   (8,689)   (15,967) (11,031)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks        6,004     8,577     10,784   (3,265)
  Proceeds from long-term debt                            -         -          -    14,000
  Payments of long-term debt                              -         -      (1,215)  (1,277)
  Increase in construction funds
    held by Trustee                                       -         (9)        -       (22)
  Cash dividends                                      (2,515)   (2,462)    (4,954)  (4,868)
  Proceeds from issuance of common stock               2,641       293      2,959      592
          Net cash provided by
            financing activities                       6,130     6,399      7,574    5,160

Increase (decrease) in cash and cash equivalents       1,226     1,439       (145)   1,551

Cash and cash equivalents at beginning of period       1,518     1,925      2,889    1,813

Cash and cash equivalents at end of period           $ 2,744     3,364      2,744    3,364
                                                      ======    ======     ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest          $ 1,487     1,277      4,191    3,455
    Income taxes                                     $ 1,363     2,732      1,419    3,146

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

CURRENT EVENTS

Securities

On March 22, 1995, the Commission granted Indianapolis Water Company (IWC) authority to issue, on or before December 31, 1996, an aggregate of $30 million in securities, to consist of not more than $18 million in the form of long-term debt and/or preferred equity, and, assuming favorable market conditions, at least $12 million in common equity. The timing and amount of the securities to be issued will be based on fund requirements and market conditions. IWC currently anticipates issuing $18 million of long-term debt in September 1995. Proceeds from the issuance of these securities will be used for the construction, extension and improvement of its facilities, plant and distribution system, reimbursement of IWC's treasury for plant capital expenditures previously made, and the discharge or refunding of short-term debt and higher cost long-term debt.












Merger with Miller Pipeline Corporation

On July 25, 1995, the Company entered into an agreement to acquire Miller Pipeline Corporation (Miller), an Ohio corporation, by means of a merger into a wholly owned subsidiary of Resources.

Miller has two divisions: (1) the Construction division, which maintains, repairs, and installs pipelines for natural gas utilities, and (2) the Products and Services division, which performs technical repair and installation services and also sells sealing materials for natural gas, water, and sewer industries throughout the country. Miller has offices in New Jersey, Kansas, Massachusetts, Illinois, California, as well as Ohio and Indiana, and reported revenues for its latest fiscal year ended March 31, 1995, in excess of $50 million.

The merger is anticipated to be concluded sometime during August 1995, with 60% of the purchase price paid for in the Company's common stock and the balance in cash. Resources expects to borrow from a bank $5.5 million in cash to pay the cash portion of the consideration.

CONTINGENCIES

Pursuant to the 1986 Amendments of the Safe Drinking Water Act, the United States Environmental Protection Agency (EPA) continues to propose new drinking water standards and requirements which, if promulgated, could be costly and require substantial changes in current operations of the Company. The outcome of EPA's proposals are uncertain at this time. Additionally, the Indiana Department of Environmental Management issues permits for discharges from the Company's treatment stations, the terms and limitations of which can, and may well be, onerous as a result, compliance with such permits may be expensive.

RECLASSIFICATIONS

Certain amounts as of June 30, 1994 have been reclassified to conform with the 1995 presentation.

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



         Three Months Ended June 30, 1995, Compared with
                Three Months Ended June 30, 1994

During the three months ended June 30, 1995, operating revenues and operation and administration expenses were $20,076,000 and $8,652,000, respectively, for the water utilities segment and $12,502,000 and $10,039,000, respectively, for the utility-related services segment. This compares to operating revenues and operation and administration expenses of $17,968,000 and $8,692,000, respectively, for the water utilities segment and $10,732,000 and $7,431,000, respectively, for the utility-related services segment during the three months ended June 30, 1994.

The improvement in operating results in the water utilities segment is due primarily to the combined effects of three increases in water rates approved by the Indiana Utility Regulatory Commission effective August 10, 1994, April 26, 1995, and May 10, 1995, and a moderate decrease in operating expenses resulting primarily from a milder winter in 1995 as compared to the same period in 1994. Operating results in the utility-related services segment declined primarily due to expenses incurred associated with the expansion of business in this segment.

Total operating revenues increased $3,878,000 (13.5%). Operating revenues applicable to the water utilities segment increased $1,068,000, excluding an increase of $1,040,000 in income taxes collected from developers, representing a 6.2% increase over 1994, and is primarily due to the three rate increases. The increase in utility-related services segment operating revenues of $1,770,000 is due primarily to continued expansion of business contracts at several operating locations.

Total operation and administration expenses increased $2,568,000 (15.9%). Operation and administration expenses applicable to the water utilities segment decreased $40,000 (.5%). Labor expense decreased $100,000 (2.9%) mainly due to the net effects of a reduction in maintenance repairs experienced as a result of milder weather in 1995 as compared to the extremely cold weather in January and February of 1994, offset by a general wage increase, effective January 1, 1995. Chemical costs increased $212,000 (62.5%) primarily due to increased chemical usage. Materials and transportation costs decreased $110,000 (16.1%) largely due to the reduction in maintenance activities. The cost of outside services decreased $91,000 (5.6%) chiefly due to a decrease in consulting and other services. Insurance expense decreased $197,000 (19.2%) primarily due to an insurance rebate received in June 1995. Regulatory expenses increased $83,000 primarily due to increased rate case expenses. Costs of the Company's pension and other benefit plans increased $377,000 (94.3%) primarily due to the higher costs of benefits provided including $261,000 applicable to postretirement, healthcare and life insurance benefits.

Operation and administration expenses applicable to the utility-related services segment increased $2,608,000 (35.1%). Labor expense increased $1,117,000 (23.0%) primarily due to the addition of employees resulting from the expansion of business in this segment. Materials expense increased $412,000 (112.3%) primarily due to increased start-up costs incurred in 1995. Transportation costs increased $378,000 (77.6%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Insurance expense increased $182,000 (25.4%) primarily due to higher healthcare premiums resulting from increased numbers of employees and increases in general liability and worker's compensation insurance premiums. The cost of cable cuts increased $105,000 (35.6%) primarily due to the expansion of business and the increased costs associated with such cuts.

Depreciation increased $359,000 (18.7%) of which $242,000 is applicable to the utility-related services segment. The increase in depreciation is primarily due to additional utility plant and other property placed in service.

Taxes, other than income taxes, increased $154,000 (7.5%) of which $127,000 is applicable to the utility-related services segment. The increase in such taxes in the utility-related services segment is due primarily to additional payroll taxes resulting from an increased employee base.

Other, net, increased $77,000 primarily due to gain on sales of other property and pretax earnings of an unconsolidated partnership interest.

Income taxes increased $843,000 (25.3%) primarily due to the net effects of an increase of $1,040,000 in income taxes collected from developers and lower pretax earnings.



            Six Months Ended June 30, 1995, Compared with
                    Six Months Ended June 30, 1994

During the six months ended June 30, 1995, operating revenues and operation and administration expenses were $37,142,000 and $17,253,000, respectively, for the water utilities segment and $18,950,000 and $17,344,000, respectively, for the utility-related services segment. This compares to operating revenues and operation and administration expenses of $34,053,000 and $17,333,000, respectively, for the water utilities segment and $16,006,000 and $12,890,000, respectively, for the utility-related services segment during the six months ended June 30, 1994.

The improvement in operating results in the water utilities segment is due primarily to the combined effects of three increases in water rates approved by the Indiana Utility Regulatory Commission effective August 10, 1994, April 26, 1995, and May 10, 1995, and a moderate decrease in operating expenses resulting primarily from a milder winter in 1995 as compared to the same period in 1994. Operating results in the utility-related services segment declined primarily due to expenses incurred associated with the expansion of business in this segment.

Total operating revenues increased $6,033,000 (12.1%). Operating revenues applicable to the water utilities segment increased $1,439,000, excluding an increase of $1,650,000 in income taxes collected from developers, representing a 5.0% increase over 1994, and is primarily due to the three rate increases. The increase in utility-related services segment operating revenues of $2,944,000 is due primarily to continued expansion of business contracts at several operating locations.

Total operation and administration expenses increased $4,374,000 (14.5%). Operation and administration expenses applicable to the water utilities segment decreased $80,000 (.5%). Labor expense decreased $279,000 (4.0%) mainly due to the net effects of a reduction in maintenance repairs experienced as a result of milder weather in 1995 as compared to the extremely cold weather in January and February of 1994, offset by a general wage increase, effective January 1, 1995. Chemical costs increased $247,000 (46.9%) primarily due to increased chemical usage. Materials and transportation costs decreased $237,000 (17.3%) largely due to the reduction in maintenance activities. Insurance expense decreased $100,000 (5.0%) primarily due to an insurance rebate received in June 1995. Regulatory expenses increased $156,000 primarily due to increased rate case expenses. Costs of the Company's pension and other benefit plans increased $411,000 (48.2%) primarily due to the higher costs of benefits provided including $261,000 applicable to postretirement, healthcare and life insurance benefits.

Operation and administration expenses applicable to the utility-related services segment increased $4,454,000 (34.6%). Labor expense increased $2,240,000 (26.8%) primarily due to the addition of employees resulting from the expansion of business in this segment. Materials expense increased $336,000 (37.4%) primarily due to increased start-up costs incurred in 1995. Transportation costs increased $584,000 (70.6%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Insurance expense increased $324,000 (38.0%) primarily due to higher healthcare premiums resulting from increased numbers of employees and increases in general liability and worker's compensation insurance premiums. The cost of cable cuts increased $200,000 (43.6%) primarily due to the expansion of business and the increased costs associated with such cuts.

Depreciation increased $646,000 (17.2%) of which $416,000 is applicable to the utility-related services segment. The increase in depreciation represents a 7.8% and 51.6% increase, respectively, over 1994 and is primarily due to additional utility plant and other property placed in service.

Taxes, other than income taxes, increased $519,000 (13.1%) of which $297,000 is applicable to the utility-related services segment. The increase in taxes, other than income taxes in the water utilities segment, represents a 7.4% increase over 1994, and is primarily due to an increase in property taxes resulting from additional plant in service. The increase in such taxes in the utility-related services segment amounts to 30.6% and is due primarily to additional payroll taxes resulting from the increased employee base.

The increase in interest expense, net, of $346,000 (9.0%) is largely due to the combined effects of higher total debt outstanding and higher interest rates. Other, net, increased $1,060,000 primarily due to gain on sales of other property and pretax earnings of an unconsolidated partnership interest.

Income taxes increased $1,265,000 (30.1%) primarily due to the net effects of an increase of $1,650,000 in income taxes collected from developers and lower pretax earnings.

Liquidity and Capital Resources

At the present time, the majority of the Company's business activities are conducted through its water utilities. In 1993, the Company acquired SM&P which diversified the Company's operations. As described under Current Events, the Company has also agreed to acquire MPC, which will further diversify the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. As described under Current Events, the Company intends to borrow approximately $5.5 million to pay the cash portion of the purchase price of MPC. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of their customers.

Cash Flows From Operating Activities

Cash flows from operating activities result primarily from net earnings adjusted for non-cash items such as depreciation and deferred taxes and changes in operating assets and liabilities. The seasonal nature of the Company's businesses typically results in higher operating revenues in the second and third quarters of the year than in the first and fourth quarters. Fluctuations in accounts payable and accrued expenses result primarily from property taxes and timing of payments, whereas federal income taxes vary with pretax earnings and the level of taxable customer advances for construction received by the Company.

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

The Company continues to experience significant growth in its distribution system. The Company received $4,354,000 in new customer advances and refunded $1,669,000 in customer advances during the six months ended June 30, 1995, compared to $4,680,000 and $1,442,000, respectively, during the six months ended June 30, 1994. The Company also added $17,511,000 to utility plant and other property during the six months ended June 30, 1995, compared to $12,852,000 during the six months ended June 30, 1994.

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

In March 1995, the Commission gave IWC approval to issue on or before December 31, 1996, up to $30 million in principal amount of long-term debt, preferred stock and common equity capital. Subject to market conditions, IWC currently anticipates issuing $18,000,000 in long-term debt (the maximum amount of long-term debt authorized) during the third quarter of 1995.

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

At June 30, 1995, the Company had lines of credit for working capital purposes of $32,200,000; borrowings under the lines at this date were $27,621,000.

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

Environmental Matters

The Company's utility operations are subject to pollution control and water quality control regulations, including those issued and/or administered by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, Fall Creek, Thomas W. Moses, White River North and Geist treatment stations. The Company's current NPDES permits were to expire June 30, 1989, for White River and Fall Creek treatment stations, and December 31, 1990, for Thomas W. Moses treatment station and April 30, 1994 for Geist treatment station. Applications for renewal of the permits have been filed with, but not finalized by, IDEM (these permits continue in effect pending final action on the applications). The NPDES permit for the White River North treatment plant will expire on January 31, 1996, and the Company has filed an application with IDEM for renewal of that permit, which will remain in effect pending final action on renewal application. IDEM has authority to propose new requirements and restrictions with respect to these permits and such limitations could be difficult and expensive. The full impact of any such restrictions cannot be assessed with certainty at this time. The Company anticipates, however, that the capital costs and expense of compliance with such restrictions could be significant.

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

Inflation, Rate Changes and Seasonality

Under normal conditions and particularly during periods of inflation, water utility revenues from increased water consumption will not keep pace with the increase in operating costs. Therefore, periodic water rate and service charge adjustments are necessary, with the frequency of such increases being partially determined by the amount of inflation. Subject to certain exceptions, IWC has agreed to not seek an adjustment in its basic rates and charges prior to April 1, 1997.

Results for any interim period are not indicative of results to be expected for the year. Typically, the seasonal nature of the Company's business results in a higher proportion of operating revenues being realized in the second and third quarters of the year than the first and fourth quarters of the year.

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            June 30, 1995





Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended June 30, 1995.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IWC RESOURCES CORPORATION
                                               (Registrant)


                              By:
                                        J. A. Rosenfeld, Executive
                                        Vice President (Principal
                                        Financial Officer)
Date



                                        James P. Lathrop, Controller
                                        (Principal Accounting
                                        Officer)
Date