Form 10-Q
period 1995-09-30
IWC RESOURCES CORP
filed 1995-11-14
CIK 790523

Document Summary:

     Document:     10QSEP95
     Author:
     Addressee:
     Operator:

     Creation Date:      08/01/1994
     Modification Date:  11/14/1995

     Identification key words:



     Comments:


















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1995

                                       or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock,no par value per share                        8,036,338
              Class                                  Outstanding at 10-06-95















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of September 30, 1995 and
      1994, and December 31, 1994 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Nine Months ended September 30, 1995 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Nine
      Months ended September 30, 1995 and 1994 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Nine Months ended September 30, 1995 and
      1994 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:

    Item 6.  Exhibits and Reports on Form 8-K



























                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and 1994 and December 31, 1994
                                       (Unaudited)


                                                         September 30,      December 31,
                                                        1995        1994        1994
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  2,523       2,106       2,889
  Accounts receivable, less allowance for
    doubtful accounts of $330, 190 and 190             25,842      13,487      10,124
  Materials and supplies, at cost                       3,635       1,965       2,257
  Other current assets                                  2,348       1,870       1,099
    Total current assets                               34,348      19,428      16,369

Utility plant:
  Utility plant in service                            356,047     338,340     343,488
  Less accumulated depreciation                        80,650      74,604      75,801
    Net plant in service                              275,397     263,736     267,687
  Construction work in progress                         9,881      10,112       7,407
    Utility plant, net                                285,278     273,848     275,094

Construction funds held by Trustee                     18,076          -           -

Other property, net of accumulated depreciation        33,364       9,690      13,053

Goodwill, net of accumulated amortization              24,040      17,091      16,964

Deferred charges and other assets                      16,878      14,143      13,902

                                                     $411,984     334,200     335,382
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 35,600      15,771      17,674
  Current portion of long-term debt                        -           -        1,150
  Accounts payable and accrued expenses                21,163      16,898      16,295
  Dividends payable                                        51          51          -
  Federal income taxes                                  3,691       3,076         256
  Customer deposits                                     1,259       1,107       1,126
    Total current liabilities                          61,764      36,903      36,501

Long-term obligations:
  Long-term debt, less current portion                116,225      99,375      98,225
  Customer advances for construction                   51,967      47,678      48,750
  Other liabilities                                     8,202       6,481       6,079
    Total long-term obligations                       176,394     153,534     153,054

Deferred income taxes                                  34,577      29,792      31,003

Contributions in aid of construction                   32,290      29,555      30,181

Preferred stock of subsidiary and
  redeemable preferred stock                            5,705      5,705        5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 7,998, 6,866, and 6,886 issued
    and outstanding                                    81,871      60,195      60,540
  Retained earnings                                    20,029      18,566      18,398
                                                      101,900      78,761      78,938
  Less unearned compensation                              646          50          -
    Total shareholders' equity                        101,254      78,711      78,938

Contingencies
                                                     $411,984     334,200     335,382
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.










































                           IWC RESOURCES CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              Nine months ended September 30, 1995
                                          (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1994    6,886,271   $ 60,540   $ 18,398     $   -       $ 78,938

  Net earnings                         -          -       9,054         -          9,054
  Dividends - $1.05 per share:
    Common Stock                       -          -      (7,369)        -         (7,369)
    Redeemable preferred stock         -          -         (54)        -            (54)
  Common stock issued -
    Dividend Reinvestment Plan    327,438      6,105         -          -          6,105
    Restricted stock plan          29,461        878         -        (878)           -
    Acquisition of subsidiary     755,148     14,348         -          -         14,348
  Compensation expense                 -          -          -         232           232



Balance at September 30, 1995   7,998,318   $ 81,871   $ 20,029     $ (646)     $101,254
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.






















                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
            For the three months and nine months ended September 30, 1995 and 1994
                                          (Unaudited)




                                                    Three Months           Nine Months
                                                  Ended September 30,   Ended September 30,
                                                   1995      1994         1995      1994
                                                   (in thousands, except per share data)


Operating revenues:
  Water utilities                                $23,548    21,051        60,690    55,104
  Utility-related services                        19,615    11,055        38,565    27,061
                                                  43,163    32,106        99,255    82,165
Operating expenses:
  Operation and administration
    Water utilities                                9,690     8,973        26,943    26,306
    Utility-related services                      15,335     7,954        32,679    20,844

  Depreciation                                     2,481     2,010         6,888     5,771
  Taxes other than income taxes                    2,514     1,951         6,999     5,917
    Total operating expenses                      30,020    20,888        73,509    58,838
    Operating earnings                            13,143    11,218        25,746    23,327

Other income (expense):
  Interest expense, net                           (2,694)   (2,001)       (6,878)   (5,839)
  Interest income                                      4        17            30        99
  Dividends on preferred
    stock of subsidiary                              (50)      (50)         (152)     (152)
  Other, net                                         489       109         1,157      (283)
                                                  (2,251)   (1,925)       (5,843)   (6,175)

    Earnings before income taxes                  10,892     9,293        19,903    17,152
Income taxes                                       5,375     5,055        10,849     9,264
     Net earnings                                $ 5,517     4,238         9,054     7,888
                                                  ======    ======        ======    ======

Net earnings per common and common
  equivalent share                               $   .73       .61          1.26      1.14
                                                  ======    ======        ======    ======

Average number of common
  and common equivalent shares outstanding         7,556     6,908         7,195     6,893
                                                  ======    ======        ======    ======



The accompanying notes are an integral part of the consolidated financial statements.





                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months and nine months ended September 30, 1995 and 1994
                                         (Unaudited)

                                                         Three Months        Nine Months
                                                      Ended September 30, Ended September 30,
                                                        1995      1994      1995     1994
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $ 5,517     4,238      9,054    7,888
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    3,046     2,402      8,242    7,015
      Deferred income taxes                              400       615      1,068      968
      Gain on sales of other property                    (71)      (30)      (814)    (117)
      Provision for bad debts                            110       116        290      306
      Dividends on preferred stock of subsidiary          50        50        152      152
      Other, net                                          68       (85)       651     (279)
      Changes in operating assets and liabilities:
        Accounts receivable                           (2,347)      336     (7,738)  (4,278)
        Materials and supplies                          (345)      175       (133)    (243)
        Other current assets                            (170)     (281)        40     (999)
        Accounts payable and accrued expenses          1,205      (536)       847    2,518
        Federal income taxes                            (578)    1,192      3,400    2,621
        Customer deposits                                 59        18         13       80
          Net cash provided by operating activities    6,944     8,210     15,192   15,632

Cash flows from investing activities:
  Acquisition of Miller Pipeline Corporation,
    net of cash acquired                              (5,147)       -      (5,147)      -
  Additions to utility plant and other property       (4,465)   (9,233)   (21,976) (22,085)
  Proceeds from sales of other property                  102        75        391      175
  Customer advances for construction                   2,373     2,761      6,727    7,441
  Refunds of customer advances for construction          (31)     (678)    (1,700)  (2,120)
  Other investing activities, net                       (315)      483     (1,745)  (1,034)
          Net cash used by investing activities       (7,483)   (6,592)   (23,450) (17,623)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks         (258)   (2,743)    10,526   (6,008)
  Proceeds from long-term debt                        18,076        -      18,076   14,000
  Payments of long-term debt                              -         -      (1,215)  (1,277)
  Decrease (increase) in construction funds
    held by Trustee                                  (18,076)    2,032    (18,076)   2,010
  Cash dividends                                      (2,570)   (2,467)    (7,524)  (7,335)
  Proceeds from issuance of common stock               3,146       302      6,105      894
          Net cash provided (used) by
            financing activities                         318    (2,876)     7,892    2,284

Increase (decrease) in cash and cash equivalents        (221)   (1,258)      (366)     293

Cash and cash equivalents at beginning of period       2,744     3,364      2,889    1,813

Cash and cash equivalents at end of period           $ 2,523     2,106      2,523    2,106
                                                      ======    ======     ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest          $ 2,920     2,541      7,111    5,996
    Income taxes                                     $ 4,966     3,133      6,385    6,279

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

Through its water utility subsidiaries, the Company owns and operates waterworks systems supplying water for residential, commercial and industrial uses, and for fire protection in Indianapolis, Indiana, and the surrounding area. These subsidiaries are regulated by the Indiana Utility Regulatory Commission (Commission), and their accounting policies, which are substantially consistent with generally accepted accounting principles, are governed by the Commission. The Company also owns and operates businesses which are involved in utility line locating, installation, repairs and maintenance of underground pipelines, data processing and other utility-related services, and real estate sales and development. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies is set forth in Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1994.

CURRENT EVENTS

Securities

On March 22, 1995, the Commission granted Indianapolis Water Company (IWC) authority to issue, on or before December 31, 1996, an aggregate of $30 million in securities, to consist of not more than $18 million in the form of long-term debt and/or preferred equity, and, assuming favorable market conditions, at least $12 million in common equity. The timing and amount of the securities to be issued will be based on fund requirements and market conditions. In September 1995, IWC issued $18 million of 5.85% First Mortgage Bonds to secure a like amount of Economic Development Bonds, issued by the City of Indianapolis. Proceeds from the issuance of these bonds will be used for the construction, extension and improvement of its facilities, plant and distribution system and for reimbursement of IWC's treasury for previously made plant capital expenditures.





Acquisition of Miller Pipeline Corporation

On August 22, 1995, the Company acquired Miller Pipeline Corporation ("MPC"). MPC installs, repairs and maintains underground pipelines used in gas, water and sewer utility transmission and distribution systems. MPC also repairs and provides installation services and products for natural gas, water and sewer utilities. The cost of the acquisition was paid by cash of approximately $5,513,000 and the issuance of 755,148 shares of the Company's common stock. The excess of the total acquisition cost over a preliminary estimate of the fair value of the net assets acquired of $7,459,000 is being amortized over 40 years.

Following is a summary of the assets acquired and liabilities assumed in the acquisition of MPC:

                                         (in thousands)

        Property and equipment              $ 14,921
        Accounts receivable                    8,158
        Materials and supplies                 1,245
        Other current assets                   1,161
        Other noncurrent assets                  822
        Short-term notes payable
          to banks                            (7,400)
        Accounts payable and
          other accrued expenses              (3,999)
        Deferred income taxes                 (2,506)

            Net assets acquired             $ 12,402
                                              ======

During August 1995, the Company borrowed $5,600,000 in a short-term bank loan which was used primarily for the acquisition of MPC. Interest on this loan is based on the LIBOR rate plus .75% (6.5625% at September 30, 1995). Interest on short-term notes payable to banks assumed in the acquisition of MPC is based on prime less .50% (6.95% at September 30, 1995).

The consolidated financial statements include the results of MPC's operations beginning September 22, 1995. Pro forma operating results for the nine months ended September 30, 1995 and 1994 follow:
                          (in thousands, except per share date)

                                      1995         1994
Operating revenues:
  Water utilities                  $  60,690       55,104
  Utility-related services            65,866       61,444
    Total operating revenues       $ 126,556      116,548
                                     =======      =======

Net earnings                       $   9,046        8,795
                                     =======      =======

Net earnings per common and
  common equivalent share          $    1.18         1.18
                                     =======      =======

Pro forma net earnings of $9,046,000 and net earnings per common and common equivalent share of $1.18 for the nine months ended September 30, 1995 were lower than net earnings of $9,054,000 and net earnings per common and common equivalent share of $1.26 as reported for the same period in the Consolidated Statements of Earnings primarily due to start-up costs associated with MPC's new product lines.

CONTINGENCIES

Pursuant to the 1986 Amendments of the Safe Drinking Water Act, the United States Environmental Protection Agency (EPA) continues to propose new drinking water standards and requirements which, if promulgated, could be costly and require substantial changes in current operations of the Company. The outcome of EPA's proposals are uncertain at this time. Additionally, the Indiana Department of Environmental Management issues permits for discharges from the Company's treatment stations, the terms and limitations of which can, and may well be, onerous. As a result, compliance with such permits may be expensive.

RECLASSIFICATIONS

Certain amounts as of September 30, 1994 have been reclassified to conform with the 1995 presentation.

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

The Company acquired Miller Pipeline Corporation ("MPC") in August 1995. As a result of this acquisition, many of the differences between results of operations for the three months and nine months ended September 30, 1995 and 1994 are due to MPC's operations, which are included in the utility-related services segment. The following discussion and analysis will concentrate primarily on differences due to the results of operations of the water utilities segment and those of the utility-related services segment excluding those of MPC.

The Company's results of operations for both water utilities and utility-related services segments are seasonal in nature with the higher proportion of operating revenues and operating earnings being realized in the second and third quarters of the year than the first and fourth quarters.

      Three Months Ended September 30, 1995, Compared with
              Three Months Ended September 30, 1994

Operating results in the water utilities segment improved primarily due to the net effects of three increases in water rates approved by the Indiana Utility Regulatory Commission effective August 10, 1994, April 26, 1995, and
May 10, 1995, and a moderate increase in operation and administration expenses. Operating results in the utility-related services segment declined slightly primarily due to the net effects of operating earnings generated by MPC offset by reduced operating earnings in the remainder of this segment caused by expenses incurred associated with the expansion of business.

Total operating revenues increased $11,057,000 (34.4%). Operating revenues applicable to the water utilities segment increased $2,573,000, excluding a decrease of $76,000 in income taxes collected from developers, representing a 13.2% increase over 1994, and is primarily due to the combined effects of a 1.2% increase in water sold and the three rate increases. The increase in utility-related services segment operating revenues of $8,560,000 is due primarily to the acquisition of MPC and continued expansion of business contracts at several operating locations.

Total operation and administration expenses increased $8,098,000 (47.8%). Operation and administration expenses applicable to the water utilities segment increased $717,000 (8.0%). Labor expenses decreased $85,000 (2.5%) mainly due to the net effects of a reduction in the cost of maintenance activities offset by the general wage increase, effective January 1, 1995. Power costs increased $127,000 (15.4%) primarily due to increased pumpage and an increase in power rates. Chemical costs increased $33,000 (7.2%) primarily due to increased chemical usage. The cost of outside services increased $38,000 (2.6%) chiefly due to an increase in consulting and other services. Regulatory expenses increased $40,000 (69.5%) principally due to increased rate case expenses. Costs of the Company's pension and other benefit plans increased $447,000 (99.7%) primarily due to the higher costs of benefits provided including $393,000 applicable to postretirement healthcare and life insurance benefits.

Operation and administration expenses applicable to the utility-related services segment increased $2,207,000 (27.7%), excluding $5,174,000 in expenses applicable to the operations of MPC. Labor increased $822,000 (15.5%) primarily due to the addition of employees resulting from the expansion of business in this segment. Materials expense increased $187,000 (39.7%) primarily due to start-up costs incurred in 1995. Transportation costs increased $331,000 (67.7%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Insurance expense increased $136,000 (21.4%) primarily due to higher healthcare premiums resulting from increased number of employees and increases in general liability and worker's compensation insurance premiums. Fringe benefit costs, including pension related benefits, increased $73,000 (16.1%) primarily due to the cost of increased benefits provided to an increasing employee base. Cable cut costs increased $216,000 (56.6%) primarily due to the expansion of business and the increased costs associated with cuts.

Depreciation increased $471,000 (23.4%) of which $361,000 is applicable to the utility-related services segment. The increase in water utilities segment and utility-related services segment depreciation represents a 7.3% and 71.5% increase, respectively, over 1994 and is primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes, other than income taxes, increased $563,000 (28.9%) of which $493,000 is applicable to the utility-related services segment. The increase in taxes other than income taxes in the water utilities segment represents a 4.9% increase over 1994, and is primarily due to an increase in property taxes resulting from additional plant in service. The increase in the utility-related services segment represents a 95.9% increase and is primarily due to additional payroll taxes resulting from an increased employee base in this segment.

The increase in interest expense, net, of $693,000 (34.6%) is largely due to the combined effects in total debt outstanding at higher interest rates. Other, net, increased $380,000 primarily due to gain on sales of other property and pretax earnings of an unconsolidated partnership interest.

Income taxes increased $320,000 (6.3%) primarily due to the net effects of higher pretax earnings and a decrease of $76,000 in income taxes collected from developers.



         Nine Months Ended September 30, 1995, Compared with
                 Nine Months Ended September 30, 1994

Operating results in the water utilities segment improved primarily due to three increases in water rates approved by the Indiana Utility Regulatory Commission effective August 10, 1994, April 26, 1995, and May 10, 1995, and a moderate increase in operating expenses. Operating results in the utility-related services segment declined slightly primarily due to the net effects of operating earnings generated by MPC offset by expenses incurred associated with the expansion of business resulting in reduced operating earnings in the remainder of this segment.

Total operating revenues increased $17,090,000 (20.8%). Operating revenues applicable to the water utilities segment increased $4,012,000, excluding an increase of $1,574,000 in income taxes collected from developers, representing a 7.6% increase over 1994, and is primarily due to the three rate increases. The increase in utility-related services segment operating revenues of $11,504,000 is due primarily to the acquisition of MPC and continued expansion of business contracts at several operating locations.

Total operation and administration expenses increased $12,472,000 (26.4%). Operation and administration expenses applicable to the water utilities segment increased $637,000 (2.4%). Labor expense decreased $364,000 (3.5%) mainly due to the net effects of a reduction in maintenance repairs experienced resulting from milder weather in 1995 as compared to the extremely cold weather in January and February of 1994 offset by a general wage increase, effective January 1, 1995. Power costs increased $173,000 (8.2%) primarily due to increased pumpage and an increase in power rates. Chemical costs increased $280,000 (28.3%) primarily due to increased chemical usage. Materials and transportation costs decreased $234,000 (11.6%) largely due to the reduction in maintenance activities. Insurance expense decreased $118,000 (3.8%) primarily due to an insurance rebate received in June 1995. Regulatory expenses increased $196,000 primarily due to increased rate case expenses. Costs of the Company's pension and other benefit plans increased $858,000 (66.0%) primarily due to the higher costs of benefits provided including $654,000 applicable to postretirement benefits other than pensions.

Operation and administration expenses applicable to the utility-related services segment increased $6,661,000 (32.0%) excluding $5,174,000 in expenses applicable to the operations of MPC. Labor expense increased $3,062,000 (22.4%) primarily due to the addition of employees resulting from the expansion of business in this segment. Materials expense increased $523,000 (38.2%) primarily due to increased start-up costs incurred in 1995. Transportation costs increased $914,000 (69.4%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Insurance expense increased $459,000 (23.8%) primarily due to higher healthcare premiums resulting from increased numbers of employees and increases in general liability and worker's compensation insurance premiums. Fringe benefit costs, including pension related benefits, increased $365,000 (29.7%) primarily due to the cost of increased benefits to an increasing employee base. Cable cut costs increased $416,000 (49.5%) primarily due to the expansion of business and the increased costs associated with such cuts.

Depreciation increased $1,117,000 (19.4%) of which $777,000 is applicable to the utility-related services segment. The increase in water utilities segment and utility-related services segment depreciation represents a 7.6% and 59.2% increase, respectively, over 1994 and is primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes, other than income taxes, increased $1,082,000 (18.3%) of which $795,000 is applicable to the utility-related services segment. The increase in taxes, other than income taxes in the water utilities segment, represents a 6.5% increase over 1994, and is primarily due to an increase in property taxes resulting from additional plant in service. The increase in such taxes in the utility-related services segment amounts to 53.0% and is due primarily to additional payroll taxes resulting from the increased employee base in this segment.

The increase in interest expense, net, of $1,039,000 (17.8%) is largely due to the combined effects of higher total debt outstanding and higher interest rates. Other, net, increased $1,440,000 primarily due to gain on sales of other property and pretax earnings of an unconsolidated partnership interest.

Income taxes increased $1,585,000 (17.1%) primarily due to the combined effects of higher pretax earnings and an increase of $1,574,000 in income taxes collected from developers.

Liquidity and Capital Resources

At the present time, the majority of the Company's business activities are conducted through its water utilities. In 1993, the Company acquired SM&P which diversified the Company's operations and as described under Current Events, the Company acquired Miller Pipeline Corporation ("MPC"), which further diversified the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of their customers.

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

The Company continues to experience significant growth in its distribution system. The Company received $6,727,000 in new customer advances and refunded $1,700,000 in customer advances during the nine months ended September 30, 1995, compared to $7,441,000 and $2,120,000, respectively, during the nine months ended September 30, 1994. The Company also added $36,897,000 (including $14,921,000 from the acquisition of MPC) to utility plant and other property during the nine months ended September 30, 1995, compared to $22,085,000 during the nine months ended September 30, 1994.

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

In March 1995, the Commission gave IWC approval to issue on or before December 31, 1996, up to $30 million in principal amount of long-term debt, preferred stock and common equity capital. In September 1995, IWC issued $18,000,000 of First Mortgage Bonds to secure a like amount of Economic Development Bonds, issued by the City of Indianaplis. Proceeds from these bonds are held by Trustee and will be used primarily for authorized additions to IWC's utility plant.

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

At September 30, 1995, the Company had lines of credit for working capital purposes of $54,200,000; borrowings under the lines at this date were $34,759,000.

Capital Expenditures

Excluding capital expenditures associated with the acquisition of MPC, capital expenditures for 1995 are budgeted at approximately $33,000,000 and will be financed primarily from internally generated cash, customer advances for construction, short-term bank borrowings, and long-term financings. Capital expenditures for the five-year period 1995 through 1999 are budgeted at approximately $111,000,000 with the major portion for new mains and distribution and plant facilities. The Company anticipates that it will be necessary during the five-year period 1995 through 1999 to secure additional outside financing from both short- and long-term debt and equity capital in order to finance planned capital expenditures and long-term debt maturities. At September 30, 1995, the Company had not attempted to secure additional outside financing other than for normal seasonal operating needs.

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

Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                          September 30, 1995





Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          Form 8-K, pertaining to the
                                      acquisition of Miller Pipeline
                                      Corporation, was filed on
                                      September 5, 1995.  Form 8-K/A,
                                      applicable to pro forma
                                      financial information
                                      pertaining to the acquisition
                                      of Miller Pipeline Corporation,
                                      was filed on November 6, 1995.

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