Form 10-K
period 1995-12-31
IWC RESOURCES CORP
filed 1996-03-28
CIK 790523

Document Summary:

     Document:     9510KEDG
     Author:
     Addressee:
     Operator:

     Creation Date:      03/27/1996
     Modification Date:  03/28/1996

     Identification key words:



     Comments:



















































                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1995, or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. (X)

                                  $163,286,857
State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of January 31, 1996.

                                   8,326,366
    Indicate the number of shares of common stock outstanding March 1, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents have been incorporated by reference into this annual report on Form 10-K:

                                                PARTS OF FORM 10-K INTO WHICH
           IDENTITY OF DOCUMENT                   DOCUMENT IS INCORPORATED
Annual Report to Shareholders of Registrant
for the Year Ended December 31, 1995                   Parts I and II

Definitive Proxy Statement to be
filed for the 1996 Annual Meeting
of Shareholders of Registrant                          Part III





















































                    IWC RESOURCES CORPORATION
                      INDIANAPOLIS, INDIANA

       ANNUAL REPORT TO SECURITIES AND EXCHANGE COMMISSION

                        December 31, 1995

                            PART I

Item 1.  BUSINESS

         PRODUCTS AND SERVICES

         IWC Resources Corporation (Resources or, together with its subsidiaries, the Company) is a holding company which owns and operates seven subsidiaries, including two waterworks systems, which supply water for residential, commercial, and industrial uses, and for fire protection service in Indianapolis, Indiana and surrounding areas. The territory served by the two utilities covers an area of approximately 309 square miles, which includes areas in Marion, Hancock, Hamilton, Hendricks, Boone and Morgan counties in central Indiana.

         Resources' two waterworks systems include Indianapolis Water Company (IWC) and Harbour Water Corporation
         (HWC). At year's end, IWC was providing service to 232,568 customers. HWC, in the Morse Reservoir area of Hamilton County (north of Indianapolis), was serving 2,722 customers.

         In addition to the two water utilities, Resources has five other wholly owned subsidiaries; SM&P Utility Resources, Inc. (SM&P), Miller Pipeline Corporation
         (MPC), Waterway Holdings, Inc., Utility Data
         Corporation (UDC), and IWC Services, Inc. SM&P performs underground utility locating and marking services in Indiana and other states. MPC's primary function is the installation of underground pipelines for natural gas utilities. In addition, MPC sells products and services related to infrastructure preservation and replacement. The Company, principally through Waterway Holdings, Inc., owns real estate that it expects to sell or develop in the future. UDC provides customer relations, customer billing, and other data processing services for the Company's two water utilities and other water and sewer utilities. IWC Services provides laboratory water testing services, principally for water utilities.










         The Company, through IWC Services, is a majority partner in the White River Environmental Partnership
         (WREP) which, under a five-year contract entered into in December, 1993, operates and maintains two advanced wastewater treatment facilities for the city of Indianapolis. WREP is actively seeking new markets and opportunities for contract management service pursuant to expanded governmental privatization efforts.

         The Company continues to seek expansion and diversification through the acquisition of other water utilities and other related businesses. It is expected, however, that the water utilities will continue as the majority source of earnings for the Company in the forseeable future. The utility subsidiaries of the Company are subject to regulation by the Indiana Utility Regulatory Commission, which has jurisdiction over rates, standards of service, accounting procedures, issuance of securities, and related matters. Utility operations are subject to pollution control and water quality control regulations,including those issued by the Environmental Protection Agency, the Indiana Department of Environmental Management, the Indiana Water Pollution Control Board, and the Indiana Department of Natural Resources. There are competitors operating near the Company's system, which include various municipal water utilities, as well as privately owned water utilities, some of which purchase water from the Company.

         INDUSTRY SEGMENT FINANCIAL INFORMATION

         The Company's operations include two business segments: regulated water utilities and unregulated utility-related services. The water utilities segment includes the operations of the Company's two water utility subsidiaries. The utility-related services segment provides utility line locating services, installation, repairs and maintenance of underground pipelines, data processing and billing and payment processing, and other utility-related services to both unaffiliated utilities and to the Company's water utilities, and holds real estate for sale or development. The discussion of segment information, including selected financial data included on pages 36 through 37 of the 1995 Annual Report under "Segment Information", is incorporated herein by reference.

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

              Water Rates. Rates charged by the Company for water service are approved by the Commission. It is the Company's policy to seek rate relief when necessary to maintain its service and financial soundness. The Company is not permitted to submit petitions for general rate relief more frequently than every fifteen months.

              Rate Case. On May 10, 1995, the Commission approved a Settlement Agreement entered into by the UCC, four intervening customers and IWC, which provided for an annual increase in IWC's rates of $2,547,000, or approximately 4%. The parties further agreed not to seek an adjustment in IWC's basic rates and charges prior to April 1, 1997, subject to IWC's interim right to request approval of new rates to cover operating expenses connected with implementing measures which might be required in connection with new National Pollutant Discharge Elimination System permits which IWC anticipates receiving for wastewater discharges at its Fall Creek and White River Stations (NPDES permits). The parties also agreed that prior to April 1, 1997, IWC may request that the Commission approve, in a separate proceeding, the continuation of the allowance for funds used during construction (debt component only), and the deferral of depreciation, on any capital expenditures made in connection with new NPDES permits at the Fall Creek and White River Stations or IWC's anticipated new South Well Field Station until a rate base determination has been made with respect to these items in IWC's next rate case.

         On March 22, 1995, the Commission granted IWC authority to issue, on or before December 31, 1996, and aggregate of $30,000,000 in securities, to consist of not more than $18,000,000 in the form of long-term debt and/or preferred equity, and, assuming favorable market conditions, up to $12,000,000 in common equity. IWC issued $18,000,000 of long-term debt in September 1995, in the form of First Mortgage Bonds, 5.85% Series due 2025. Proceeds from the issuance of these securities are being used for the construction, extension and improvement of IWC's facilities, plant and distribution system, reimbursement of IWC's treasury for plant capital expenditures previously made, and the discharge or refunding of short-term debt and higher cost long-term debt. In December 1995, Resources made an equity capital contribution to IWC of $10,505,000. The amount invested by Resources was derived from proceeds of the sale of common shares of the Company through its Dividend Reinvestment and Share Purchase Plan.

         COMPETITIVE CONDITIONS

         The Company conducts its water utility operations, subject to regulation by the Commission, under indeterminate permit and related franchise rights, all of which may be revoked for cause. Under such permit and franchise rights, the Company may lay, maintain and operate its mains and conduits in public streets and ways throughout the area which it serves. The permit and franchise rights granted to the Company are not exclusive. There are competitors operating near the Company's service area, which include various municipal water utilities, as well as privately owned water utilities, some of which purchase water from the Company. As the Indianapolis metropolitan area has expanded to include surrounding communities or previously rural areas, the Company has faced competition for new customers from town or rural water utilities.

         The continuing regulation of the Commission covers, among other things, matters relating to rates, service, acquisition of utility properties, accounting practices, and the issuance of securities by IWC or HWC. The Company does not pay a franchise tax, and its franchise rights are long-term in nature.

         The Company's unregulated utility-related services segment predominately serve other utilities. Underground facility locating services are provided primarily to the electric, gas and telecommunications industries which operate in the midwest and southwest regions of the country. Installation, repairs and maintenance of underground pipelines are provided primarily to the gas industry which operate principally in Indiana and Ohio. Data processing and billing and payment processing services are provided to the city of Indianapolis, the Company's water utilities, and to other unaffiliated utilities located in the state of Indiana. Services provided by this segment are subject to competitive conditions and are generally contracted for a period of three to five years.

         RECENT AND PROPOSED CHANGES IN FACILITIES

         During the year ended December 31, 1995, the Company added $42,835,000 (including $14,921,000 from the acquisition of MPC) to utility plant and other property, of which $20,941,000 is applicable to the water utilities segment. Approximately 93 miles of new mains were placed in service during the year.

         During the past five years, additions to utility plant and other property have averaged $24,049,000 annually. The Company plans capital expenditures of approximately $150,000,000 during the five-year period 1996-2000 primarily for further extensions and improvements to the Company's utility distribution systems, further additions and improvements to its treatment, pumping and storage facilities and for other operating equipment. In 1995, construction was started on a new laboratory facility at the White River plant to alleviate the crowding conditions in the existing laboratory. The new facility will accommodate the additional equipment and personnel needed to perform the testing and monitoring required to assure water quality.

         Design commenced on the first phase of a major new plant to be built in the South Well Field in southern Marion County. When completed, this plant will have the capacity to treat 50 million gallons of well water a day, making it the second largest treatment facility owned by the Company and the largest ground water plant in the state of Indiana.

         For possible capital expenditures relating to environmental matters, which are not included above, see "Environmental Matters."

         CAPACITY OF FACILITIES AND SOURCES OF WATER SUPPLY

         The combined maximum daily capacity of the Company's treatment plants, together with the maximum daily capacity of its two primary well fields, is 220 million gallons per day (MGD). During 1995, the average consumption was 129 MGD and the maximum consumption was 207 MGD. See "Operating Information by Industry Segment."

         The principal sources of IWC's present water supply are
         (a) the White River, which flows through Indianapolis from north to south and is supplemented by Morse Reservoir on a tributary, Cicero Creek, (b) Fall Creek, which flows from the northeast and is supplemented by Geist Reservoir, (c) the city of Indianapolis' Eagle Creek Reservoir, located on Eagle Creek in northwest Marion County, from which water is purchased under a long-term contract, (d) Geist Well Field, a ground water supply located downstream of Geist Reservoir, and
         (e) South Well Field located in southern Marion and northern Johnson Counties. See "Properties-Source of Water Supply."

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

         The theoretical dependable supply impounded by the three combined reservoirs represents about 65 percent of the total dependable supply available today with the balance coming from natural stream flow and wells. Wells constitute the source of supply for HWC.

         The Company has aquifer protections plans for the Geist and South well fields. Once fully developed, the Geist well field will produce 12 to 15 MGD while the South well field will produce 40 to 50 MGD. The protection plans will guide the Company's development of these newest major sources of supply, and result in land use plans to protect the aquifer systems from potential contamination sources.

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

         The Company's current NPDES permits were to have expired on June 30, 1989, for White River and Fall Creek stations, December 31, 1990, for Thomas W. Moses treatment station, April 30, 1994 for Geist treatment station and January 31, 1996, for the White River North Station. Applications for renewal of the permits have been filed with, but not finalized by, IDEM. (These permits continue in effect pending review of the applications.)

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

         EMPLOYEES

         At December 31, 1995, Resources, its subsidiaries and affiliated partnership, employed 2,059 full time employees, including 351 water utility employees, 544 MPC employees and 928 SM&P employees. Approximately one-half of the Company's water utility employees are members of the International Brotherhood of Firemen and Oilers Local 131, AFL-CIO (Union). IWC and the Union have a four-year contract through December 31, 1998.

                   OPERATION INFORMATION BY INDUSTRY SEGMENT

Operating information by industry segment for each of the past five years follows:

Operating Revenues-Industry Segment (in thousands)

                                  1995      1994      1993     1992     1991
Water Utilities:
  Residential                  $ 48,907    44,700    41,513   40,633   38,901
  Commercial and
    Industrial                   21,999    20,576    18,032   16,696   15,393
  Other (1)                       9,471     8,248     5,038    6,123    5,636

  Total Water Utilities          80,377    73,524    64,583   63,452   59,930

Utility-Related Services (2)     66,688    37,855    19,659       -        -

  Total Operating Revenues (3) $147,065   111,379    84,242   63,452   59,930
                                =======   =======   =======  =======  =======

(1) Includes $4,698 and $3,611 in income taxes collected from developers in 1995 and 1994, respectively.
(2) Reporting by segment was adopted in 1993 as a result of the acquisition of SM&P. Utility-related services for prior periods are not material and, accordingly, have not been reclassified to conform with the 1993 presentation.
(3) Certain reclassifications have been made to originally reported amounts for 1994 and 1993 to conform with classifications adopted for 1995. These reclassifications did not have a material effect on amounts previously reported.

Operating Statistics-Water Utilities

                                  1995      1994      1993     1992     1991
Water Sold (million gallons)
  Residential                    21,723    21,402    20,232   20,644   22,493
  Commercial and
    Industrial                   17,294    17,121    15,337   14,660   15,312
  Other                             841     1,112       756      837      944
   Total Water Sold              39,858    39,635    36,325   36,161   38,749
                                 ======    ======    ======   ======   ======
Daily Pumpage
  (million gallons)
  Maximum                           207       192       154      161      202
  Minimum                           100        91        93       90       91
  Average                           129       122       118      115      124

Utility Customers (end of
  year, in thousands)               235       229       224      219      214
Fire Hydrants (end of year)      26,525    25,737    24,730   24,215   23,465
Miles of Mains (end of year)      3,033     2,940     2,827    2,759    2,673

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

         The Company's utility-related properties consist of data processing equipment used to provide data processing and billing and payment processing to both unaffiliated utilities and to the Company's water utilities, and land, buildings, vehicles and operating equipment used to provide line locating services and installation, repairs and maintenance of underground pipelines to unaffiliated utilities. The Company also owns parcels of land which it holds for possible sale or development. A general description of the principal properties is set forth in the following paragraphs.

         SOURCE OF WATER SUPPLY

         WHITE RIVER: White River, supplemented by Morse Reservoir, furnished 69% of IWC's water supply during 1995, of which 63% was provided by IWC's White River plant and 6% was provided by IWC's White River North plant. The drainage area of the White River above the intake of IWC's canal is approximately 1,200 square miles. In 1956, IWC completed Morse Reservoir on Cicero Creek, a tributary of the White River. It is located on approximately 1,692 acres of land owned by IWC of which about 1,500 acres are inundated. The storage capacity of this reservoir is approximately 6.9 billion gallons. With the reservoir supplementing the natural flow, it is estimated by IWC that the combined dependable flow in the White River can be maintained at a volume sufficient to produce 88 MGD. IWC owns and maintains a dam across White River at Broad Ripple which serves to divert the flow into a canal. Water diverted at the Broad Ripple dam flows by gravity in the open canal to the White River treatment and pumping station. IWC's White River North plant has its intake directly on the White River.

         FALL CREEK: Fall Creek, supplemented by Geist Reservoir, provided 19% of IWC's water supply in 1995. The area of the watershed drained by Fall Creek upstream from the Fall Creek Station intake is approximately 300 square miles. In 1943, IWC completed the Geist Reservoir on Fall Creek. The reservoir is situated on about 1,983 acres of land owned by IWC, of which 1,890 acres are inundated, and has a storage capacity of approximately 6.1 billion gallons. With the reservoir supplementing the natural flow in Fall Creek, it is estimated by IWC that the combined dependable flow in Fall Creek can be maintained at a volume sufficient to provide 25 MGD. At the Fall Creek Station, IWC owns and maintains a concrete dam which diverts the flow of the creek into the station intake.

         EAGLE CREEK RESERVOIR: Raw water purchased from Eagle Creek Reservoir, a multipurpose reservoir owned and operated by the city of Indianapolis, provided 9% of IWC's water supply in 1995. On October 18, 1971, IWC and the City signed a 50-year contract, with an option for an additional 25 years, providing for the withdrawal, subject to certain restrictions, of up to
         12.4 MGD on an annual average basis. IWC owns and maintains a raw water intake structure, pumping station, and pipeline within the reservoir property, which delivers the allotted supply to its Thomas W. Moses Treatment Plant.

         WELLS: IWC owns 32 wells, of which 25 are supplementary or auxiliary supply and seven are primary sources of supply. Of the primary wells, three are located at the Geist Well Field and four are the first development of the South Well Field. The Company owns water rights under a total of 984 acres of land, of which 938 acres are located in Marion County and 46 acres are located in Johnson County. It is estimated that the aggregate dependable annual average yield under a repetition of the most severe two-year drought on record is approximately 14 MGD from the wells. In 1995, wells provided approximately 3% of IWC's water supply.

         The source of supply for HWC consists of six wells having a total rated capacity and actual pumping capacity of 4.2 MGD.

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

         The water treatment plant for HWC consists of four packaged filter iron removal units with a combined rated capacity of 3.5 MGD, including the new east plant which increased rated capacity by 1.5 MGD.

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

         The high service pumping facilities for HWC consist of six electric motor-driven pumps housed in the same buildings as the treatment plants and have a maximum capacity of approximately 3.5 MGD.

         In 1995, improvements were made to the piping at the Edmondson Booster Station, which resulted in significantly improved pressure in the southeast portion of the Company's service territory.

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

         There are two ground storage tanks at HWC, the first located adjacent to the treatment plant with a storage capacity of 50,000 gallons, and the second located adjacent to the new booster station with a storage capacity of 250,000 gallons. There is also an elevated storage tank in the distribution system which "rides on" the system and has a capacity of 250,000 gallons.

         TRANSMISSION AND DISTRIBUTION

         The Company's utility transmission and distribution systems are composed of 3,033 miles of mains, most of which are cast iron and ductile iron. During the past ten years, an aggregate of 765 miles of mains, or approximately 25% of the total, were added to the systems. In general, the mains are located in city streets, other public ways and occasionally in easements. The supply mains are located partly in city streets and partly in rights-of-way and land owned by the Company. The Company furnishes public fire protection service through hydrants owned by the Company and located generally within the limits of street rights-of-way.

         UTILITY-RELATED PROPERTIES

         The Company's data processing equipment is located at IWC's general office in Indianapolis, Indiana. The Company also owns land and buildings and leases (operating leases) additional buildings, all of which are used for its line locating services and operations related to installation, repairs and maintenance of underground pipelines. Vehicles, data processing equipment, and other operating equipment used in these operations are located at the various operating offices.

         REAL ESTATE INTERESTS

         At December 31, 1995, the Company owned undeveloped non-utility land located primarily north and west of Geist Reservoir in Hamilton County, and several additional parcels in Marion County. The Company continues to explore the possible sale or development of this land.

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


Item 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary litigation incidental to the Company's business, to which the Company is a party or of which any of their property is the subject.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1995 to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

                             PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Information regarding the trading market for the Company's Common Shares, the range of selling prices for each quarterly period during the past two years with respect to the Common Shares, the approximate number of holders of Common Shares as of December 31, 1995, the frequency and amount of dividends paid during the past two years with respect to the Common Shares and other matters is included under the captions "Stock Statistics" and "Distribution of Shareholders" on page 47 of the 1995 Annual Report, which information is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

         The data included on page 40 of the 1995 Annual Report under "Selected Financial Data" is incorporated herein by reference.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The discussion entitled "Management's Discussion and Analysis of Financial Condition and Results of
         Operations" included in the 1995 Annual Report on pages
         41 through 46 is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements included in the 1995 Annual Report and listed in Item 14.1. of this Report are incorporated herein by reference from the 1995 Annual Report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item regarding nominees for Director of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1996 annual meeting of common stockholders filed with the Commission pursuant to Regulation 14A (the "1996 Proxy Statement").

         The following table sets forth the current officers of IWC Resources Corporation and its principal subsidiary, Indianapolis Water Company, their ages, and (as presented below in parentheses) their positions during the past five years. There is no family relationship between any of the officers of the Company. All officers are elected for a term of one year.

                         IWC RESOURCES CORPORATION

            Name              Age          Position

         James T. Morris       52     Chairman of the Board,
                                      Chief Executive Officer and
                                      President (President and
                                      Chief Operating Officer)

         Joseph R. Broyles     53     President-IWC Industries

         J. A. Rosenfeld       64     President-IWC Utilities
                                      (Executive Vice President;
                                      Senior Vice President
                                      and Treasurer; Financial
                                      Consultant)

         Kenneth N. Giffin     52     Senior Vice President-
                                      Governmental Relations and
                                      Real Estate

         John M. Davis         44     Vice President, General
                                      Counsel and Secretary

         Alan R. Kimbell       64     Vice President-Marketing

         James W. Shaffer      46     Vice President-Corporate Affairs

         Murvin S. Enders      53     Vice President-Administrative
                                      Affairs

         James P. Lathrop      50     Assistant Treasurer and
                                      Chief Accounting Officer
                                      (Controller)

         Peggy J. Stinson      58     Assistant Secretary

INDIANAPOLIS WATER COMPANY


         James T. Morris       52     Chairman of the Board and Chief
                                      Executive Officer (President
                                      and Chief Operating Officer)

         J. A. Rosenfeld       64     President and Chief Operating
                                      Officer (Executive Vice President;
                                      Senior Vice President and Treasurer)

         Kenneth N. Giffin     52     Senior Vice President-Governmental
                                      Relations (Senior Vice President-
                                      Human Resources and Corporate
                                      Relations)

         John M. Davis         44     Vice President, General Counsel
                                      and Secretary

         Robert F. Miller      51     Vice President-Engineering
                                      (Principal Projects Engineer)

         David S. Probst       57     Vice President-Business Development
                                      (Vice President-Engineering
                                      Services)

         Tim K. Bumgardner     47     Vice President-Operations
                                      (Vice President-Production)

         Patricia L. Chastain  58     Vice President-Community Affairs
                                      (Director of Special Projects;
                                      Corporate Affairs Coordinator)

         James W. Shaffer      46     Vice President - Corporate Affairs

         Martha L. Wharton     66     Vice President-Customer Service
                                      (Vice President-Customer Relations;
                                      Assistant Secretary)

         L. M. Williams        52     Vice President - Human Resources

         James P. Lathrop      50     Assistant Treasurer and
                                      Chief Accounting Officer

         Peggy J. Stinson      58     Assistant Secretary
                                      (Executive Secretary)


    All of the above have been employed by the Company for more than five years except for Murvin S. Enders, J. A. Rosenfeld, John M. Davis and James W. Shaffer. Mr. Enders has been employed since October, 1995 and was previously employed by Chrysler Corporation. Additionally, Mr. Enders was a member of the Company's Board of Directors. Mr. Rosenfeld has been employed since January, 1992 and was previously employed by Melvin Simon & Associates. Mr. Davis has been employed since June, 1993 and was previously employed by KPMG Peat Marwick LLP. Mr. Shaffer has been employed since January, 1993 and was previously employed by Creative Concepts, Inc.

Item 11. EXECUTIVE COMPENSATION

         The information required by this Item regarding compensation of the Company's officers and directors is incorporated herein by reference to the Company's 1996 Proxy Statement. The Compensation Committee Report to Shareholders and Comparative Stock Performance sections of the Company's 1996 Proxy Statement shall not be deemed "filed" herewith.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         (a) Information required by this item applicable to the Company's Redeemable Preferred Stock follows:


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

                 Daniel S. Baker (1)    17,204 shares    33-1/3%
                 7285 Waterview Pt.
                 Noblesville, IN 46060

                 Diana L. Sosbey        17,204 shares    33-1/3%
                 8596 Twin Pt. Cir.
                 Indianapolis, IN 46236

(1) Mr. Daniel S. Baker is President of SM&P Utility Resources,
Inc., (formerly SM&P Conduit Co., Inc.) a wholly owned subsidiary of the Company.

         (b) The information required by this Item regarding the number of shares of the Company's Common Stock, beneficially owned by the nominees for Director and the officers of the Company is incorporated herein by reference to the Company's 1996 Proxy Statement.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item regarding certain relationships and related transactions is incorporated herein by reference to the Company's 1996 Proxy
         Statement.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

         The documents listed below are filed as a part of this report except as otherwise indicated:

         1. Financial Statements. The following described consolidated financial statements found on the pages of the 1995 Annual Report indicated below are incorporated into Item 8 of this Report by reference.

              Description of Financial         Location in 1995
              Statement Item                   Annual Report
              Independent Auditors' Report       Page 39
              Consolidated Balance Sheets,
               December 31, 1995 and 1994        Pages 22 and 23
              Consolidated Statements of
               Shareholders' Equity, Years
               ended December 31, 1995,
               1994 and 1993                     Page 24
              Consolidated Statements of
               Earnings, Years ended
               December 31, 1995,
               1994 and 1993                     Page 25
              Consolidated Statements of
               Cash Flows, Years ended
               December 31, 1995,
               1994 and 1993                     Page 26
              Notes to Consolidated Financial
               Statements, Years ended           Pages 27
               December 31, 1995, 1994 and 1993   through 38

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

         4.   Reports on Form 8-K

              On November 6, 1995, the Company filed Amendment No. 1 to its current report on Form 8-K originally filed September 5, 1995 to report the acquisition by merger of Miller Pipeline Corporation. Amendment No. 1 contained pro forma financial information filed under "Item 7. Financial Statements and Exhibits". The pro forma financial information consisted of Pro Forma Condensed Consolidation Balance Sheet of the Registrant as of June 30, 1995 (Unaudited), Pro Forma Condensed Consolidated Statement of Earnings of the Registrant for the Six Months Ended June 30, 1995 (Unaudited), Pro Forma Condensed Consolidated Statement of Earnings of the Registrant for the Year Ended December 31, 1994 (Unaudited), and Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

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


                               IWC RESOURCES CORPORATION
                                   Registrant



Date  March 29, 1996         By:
                                 J. A. Rosenfeld, President
                                 IWC Utilities



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date  March 29, 1996          By:
                                  James T. Morris, Chairman of the
                                   Board, Chief Executive Officer
                                   and President and Director

Date  March 29, 1996          By:
                                  Robert B. McConnell, Chairman of
                                   the Executive Committee

Date  March 29, 1996          By:
                                  J. A. Rosenfeld, President
                                   IWC Utilities and Director
                                   (Principal Financial Officer)

Date  March 29, 1996          By:
                                  James P. Lathrop, Assistant
                                   Treasurer (Principal Accounting
                                   Officer)

Date  March 29, 1996          By:
                                  Joseph R. Broyles, President
                                   IWC Industries and Director

Date  March 29, 1996          By:
                                  Joseph D. Barnette, Jr., Director

Date  March 29, 1996          By:
                                  Robert A. Borns, Director

Date  March 29, 1996          By:
                                  Susan O. Connor, Director

Date  March 29, 1996          By:
                                  Otto N. Frenzel III, Director

Date  March 29, 1996          By:
                                  J. B. King, Director

Date  March 29, 1996          By:
                                  J. George Mikelsons, Director

Date  March 29, 1996          By:
                                  Thomas M. Miller, Director

Date  March 29, 1996          By:
                                  Jack E. Reich, Director

Date  March 29, 1996          By:
                                  Fred E. Schlegel, Director

Date  March 29, 1996          By:
                                  Milton O. Thompson, Director

INDEX TO EXHIBITS

              2 Reorganization Agreement dated as of July 21, 1995 (without exhibits other than the Plan and Agreement of Merger dated as of August 18,
                   1995), filed as Exhibit 2 to Registrant's Form 8-K filed September 5, 1995, is incorporated herein by reference.

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

              4.1 Ninth Supplemental Indenture dated as of August 1, 1967. The copy of this exhibit filed as
                   Exhibit 4-B5 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

              4.2 Eleventh Supplemental Indenture dated as of December 1, 1971. The copy of this exhibit filed as Exhibit 4-B6 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

              4.3 Seventeenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 is incorporated herein by reference.

              4.4 Eighteenth Supplemental Indenture dated as of March 1, 1989, between Fidelity Bank, National Association and IWC. The copy of this exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

              4.5 Nineteenth Supplemental Indenture dated as of June 1, 1989, between Fidelity Bank, National Association, and IWC. The copy of this exhibit filed as Exhibit 4-A9 to Registrant's Registration Statement on Form S-2 effective December 12, 1991 (Registration No. 33-43939), is incorporated herein by reference.

              4.6 Fourteenth Supplemental Indenture dated as of January 15, 1978, between the Fidelity Bank, (formerly Fidelity-Philadelphia
                      Trust Company) and IWC, including as
                      Appendix A the "Restatement of Principal
                      Indenture of Indianapolis Water Company," which, except as otherwise specified, restates the granting clauses and all other sections contained in the First Mortgage dated July 1, 1936, between Fidelity-Philadelphia Trust Company and Registrant as amended by the Fourth, Fifth, Sixth, Eighth, Twelfth and Fourteenth Supplemental Indentures. A copy of this exhibit filed as Exhibit 4-B1 to IWC's Annual Report on Form 10-K for the fiscal year ended December 31, 1980, is incorporated herein by reference.

              4.7 Twentieth Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association, and IWC. The copy of this Exhibit filed as Exhibit 4-A9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

              4.8 Twenty-First Supplemental Indenture dated as of December 1, 1992, between Fidelity Bank, National Association and IWC. The copy of this Exhibit filed as Exhibit 4-A10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

              4.9 Rights Agreement, dated as of February 9, 1988, between IWC Resources Corporation and Bank One, Indianapolis, NA (as Rights Agent), which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. The copy of this exhibit filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated February 9, 1988, is incorporated by reference.

              4.10 Indenture of Trust dated as of March 1, 1989, between IWC, City of Indianapolis, Indiana, and Merchants National Bank & Trust Company of Indianapolis, as Trustee. The copy of this exhibit filed as Exhibit 10-F to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

              4.11 Indenture of Trust dated as of March 1, 1989, between IWC, Town of Fishers, Indiana, and Merchants National Bank & Trust Company of Indianapolis, as Trustee. The copy of this exhibit filed as Exhibit 10-G to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, is incorporated herein by reference.

              4.12 Indenture of Trust dated as of December 1, 1992, between City of Indianapolis, Indiana, and IWC to National City Bank, Indiana, as Trustee. The copy of this Exhibit filed as Exhibit 10-J to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, is incorporated herein by reference.

              4.13 Indenture of Trust, City of Indianapolis, Indiana, and Indianapolis Water Company to National City Bank, Indiana, as Trustee, dated as of April 1, 1993. The copy of this Exhibit filed as Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

              4.14 Twenty-Second Supplemental Indenture dated as of April 1, 1993, between Indianapolis Water Company and Fidelity Bank, National Association. The copy of this Exhibit filed as Exhibit 4.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

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

             *10.16 Executive Employment Agreement between Registrant and James T. Morris, dated as of December 31, 1993 (substantially similar agreements in favor of J. A. Rosenfeld, Joseph R. Broyles, John M. Davis and Kenneth N. Giffin have been omitted pursuant to Instruction 2 to Item 601 of Regulation S-K). The copy of this exhibit filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, is incorporated herein by reference.

              *10.17  Employment Agreement between Miller
                      Pipeline Corporation (surviving
                      corporation) and Don W. Miller dated
                      August 22, 1995, filed as Exhibit 10 (1) to Registrant's Form 8-K filed
                      September 5, 1995, is incorporated herein by reference.

              *10.18  Employment Agreement between Miller
                      Pipeline Corporation (surviving
                      corporation) and Dale R. Miller dated
                      August 22, 1995, filed as Exhibit 10 (2) to Registrant's Form 8-K filed
                      September 5, 1995, is incorporated herein by reference.

               13 Registrant's Annual Report to Stockholders for the year ended December 31, 1995.
                      This exhibit, except for the portions
                      thereof that have expressly been
                      incorporated by reference into this
                      Report, is furnished for the information of the Commission and shall not be deemed "filed" as part hereof.

               21     Subsidiaries

               23     Consent of Independent Certified Public
                      Accountants.

               27     Financial Data Schedule


*This exhibit relates to executive compensation or benefit plans.