Form 10-Q
period 1996-03-31
IWC RESOURCES CORP
filed 1996-05-14
CIK 790523

Document Summary:

     Document:     MAR9610Q
     Author:
     Addressee:
     Operator:

     Creation Date:      05/14/1996
     Modification Date:  05/14/1996

     Identification key words:



     Comments:


















































               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1996

                                      or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        8,368,011
              Class                                   Outstanding at 4-1-96




















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of March 31, 1996 and
      1995, and December 31, 1995 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Three
      Months ended March 31, 1996 (Unaudited)

    Consolidated Statements of Earnings - Three Months ended
      March 31, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months ended March 31, 1996 and 1995 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:





































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and 1995 and December 31, 1995
                                       (Unaudited)



                                                           March 31,        December 31,
                                                        1996        1995        1995
                                                              (in thousands)

ASSETS
Current assets:
Cash and cash equivalents                            $  1,100       1,518       1,771
  Accounts receivable, less allowance for
    doubtful accounts of $332, 190 and 327             19,257      10,579      21,092
  Materials and supplies, at cost                       3,161       2,099       3,194
  Other current assets                                  2,472       1,447       4,370
    Total current assets                               25,990      15,643      30,427

Utility plant:
  Utility plant in service                            365,426     347,090     362,610
  Less accumulated depreciation                        83,300      77,370      81,594
    Net plant in service                              282,126     269,720     281,016
  Construction work in progress                         9,273       8,889       7,855
    Utility plant, net                                291,399     278,609     288,871

Construction funds held by Trustee                     11,545          -       14,260

Other property, net                                    34,978      14,817      32,909

Goodwill, net of accumulated amortization              23,602      16,836      23,776

Deferred charges and other assets                      19,174      14,729      18,636

                                                     $406,688     340,634     408,879
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 28,340      22,454      30,589
  Accounts payable and accrued expenses                21,277      17,079      20,282
  Dividends payable                                        51          51          -
  Federal income taxes                                     -        1,538          -
  Customer deposits                                     1,392       1,140       1,369
    Total current liabilities                          51,060      42,262      52,240

Long-term obligations:
  Long-term debt, less current portion                113,375      98,225     113,375
  Customer advances for construction                   50,552      48,487      51,606
  Other liabilities                                     9,935       6,904       9,346
    Total long-term obligations                       173,862     153,616     174,327

Deferred income taxes                                  37,675      31,347      37,347

Contributions in aid of construction                   33,662      30,527      32,932

Preferred stock of subsidiary and
  redeemable preferred stock                            5,705       5,705       5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 8,345, 6,932, and 8,247 issued
    and outstanding, respectively                      88,651      61,736      86,575
  Retained earnings                                    16,604      16,241      20,321
                                                      105,255      77,977     106,896
  Less unearned compensation                              531         800         568
    Total shareholders' equity                        104,724      77,177     106,328
Commitments and contingencies
                                                     $406,688     340,634     408,879
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.























































                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              Three months ended March 31, 1996
                                         (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1995    8,247,353   $ 86,575   $ 20,321     $ (568)     $106,328

  Net loss                             -          -        (716)        -           (716)
  Dividends - $.36 per share:
    Common Stock                       -          -      (2,982)        -         (2,982)
    Redeemable preferred stock         -          -         (19)        -            (19)
  Common stock issued:
    Dividend Reinvestment Plan     96,062      2,037         -          -          2,037
    Restricted stock plan           1,969         39         -         (39)           -
  Compensation expense                 -          -          -          76            76



Balance at March 31, 1996       8,345,384   $ 88,651   $ 16,604     $ (531)     $104,724
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.






























                   IWC RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)





                                                    Three Months
                                                   Ended March 31,
                                                 1996           1995
                                         (in thousands, except per share data)

Operating revenues:
  Water utilities                              $18,128         17,095
  Utility-related services                      17,284          7,360
                                                35,412         24,455
Operating expenses:
  Operation and administration:
    Water utilities                              9,913          8,731
    Utility-related services                    17,007          7,247
  Amortization of acquisition costs                335            281
  Depreciation                                   2,804          2,126
  Taxes other than income taxes                  3,012          2,272
    Total operating expenses                    33,071         20,657
    Operating earnings                           2,341          3,798

  Other income (expense):
    Interest expense, net                       (2,456)        (2,173)
    Interest income                                 73              2
                                                (2,383)        (2,171)
      Earnings (loss) before income
        taxes and dividends on
        preferred stock of subsidiary              (42)         1,627

Income taxes                                       623          1,294

      Earnings (loss) before dividends
        on preferred stock of subsidiary          (665)           333

Dividends on preferred
  stock of subsidiary                               51             51

    Net earnings (loss)                        $  (716)           282
                                                ======         ======
Net earnings (loss) per common and
   common equivalent share                     $  (.09)           .04
                                                ======         ======

Average number of common
  and common equivalent shares outstanding       8,349          6,974
                                                ======         ======



The accompanying notes are an integral part of the consolidated financial statements.







                   IWC RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1996 and 1995
                                  (Unaudited)

                                                               Three Months
                                                              Ended March 31,
                                                             1996         1995
                                                              (in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                     $  (716)         282
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation and amortization                         3,344        2,539
      Deferred income taxes                                   328          344
      Gain on sales of other property                        (124)        (632)
      Provision for bad debts                                 111           95
      Dividends on preferred stock of subsidiary               51           51
      Other, net                                               87          288
      Changes in operating assets and liabilities:
        Accounts receivable                                 1,724         (550)
        Materials and supplies                                 33          158
        Other current assets                                1,898          212
        Accounts payable and accrued expenses                 995          849
        Federal income taxes                                   -         1,282
        Customer deposits                                      23           14
          Net cash provided by operating activities         7,754        4,932

Cash flows from investing activities:
  Additions to utility plant and other property            (7,591)      (7,607)
  Proceeds from sales of other property                       126          156
  Customer advances for construction                        1,064        1,485
  Refunds of customer advances for construction            (1,388)      (1,402)
  Other investing activities, net                            (138)        (379)
          Net cash used by investing activities            (7,927)      (7,747)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks            (2,249)       4,780
  Payments of long-term debt                                   -        (1,215)
  Decrease in construction funds
    held by Trustee                                         2,715           -
  Cash dividends                                           (3,001)      (2,439)
  Proceeds from issuance of common stock                    2,037          318
          Net cash provided (used) by
            financing activities                             (498)       1,444

Decrease in cash and cash equivalents                        (671)      (1,371)

Cash and cash equivalents at beginning of period            1,771        2,889

Cash and cash equivalents at end of period               $  1,100        1,518
                                                           ======       ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest              $  3,230        2,704
    Income taxes                                         $    171           56

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

A summary of the Company's significant accounting policies is set forth in Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

CURRENT EVENTS

Securities

On March 22, 1995, the Commission granted Indianapolis Water Company (IWC) authority to issue, on or before December 31, 1996, an aggregate of $30,000,000 in securities, to consist of not more than $18,000,000 in the form of long-term debt and/or preferred equity, and, assuming favorable market conditions, at least $12,000,000 in common equity. In September 1995, IWC issued $18,000,000 of long-term debt in the form of First Mortgage Bonds, 5.85% Series due 2025. Proceeds from the issuance of these securities are being used for the construction, extension and improvement of IWC's facilities, plant and distribution system, reimbursement of IWC's treasury for plant capital previously made, and the discharge or refunding of short-term debt and higher cost long-term debt. In December 1995 and March 1996, Resources made equity capital contributions to IWC of $10,505,000 and $1,495,000, respectively, which amounts to the $12,000,000 required by the Commission. The amounts invested by Resources were derived from proceeds of the sale of common shares of Resources through its Dividend Reinvestment and Share Purchase Plan.








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

The Company has agreements with five key executives which provide that in the event of change of control of the Company, each executive vests in a three-year employment contract at his then existing level of compensation. In the case of three of these key executives, in the event of change of control of the Company, a supplemental pension applies pursuant to their contracts that provides the difference between their benefits under the regular benefit plans and that which would be available upon attaining age 65.

RECLASSIFICATIONS

Certain amounts as of March 31, 1995 have been reclassified to conform with the 1996 presentation.

           IWC Resources Corporation and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

The most significant changes in the consolidated financial condition and results of operations of IWC Resources Corporation and subsidiaries (Company) are attributable to the combined operations of its two segments: (1) water utilities and (2) utility-related services. These segments are discussed more fully in Notes to Consolidated Financial Statements, Segment Information, in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

In August 1995, the Company acquired Miller Pipeline Corporation
(MPC). As a result of this acquisition, many of the differences between results of operations in the utility-related services segment for 1996 are due primarily to the operations of MPC, which is included in this segment.

The Company's results of operations for both water utilities and utility-related services segments are seasonal in nature with the higher proportion of operating revenues and operating earnings being realized in the second and third quarters of the year than the first and fourth quarters. Such seasonality is considered by the Company in developing its budgets by quarter.

        Three Months Ended March 31, 1996, Compared with
                Three Months Ended March 31, 1995

During the three months ended March 31, 1996, total operating earnings were $2,341,000 (6.6% of revenues) compared to $3,798,000 (15.5% of revenues) during the same period in 1995. Operating earnings in the water utilities segment decreased to $4,843,000 (26.7% of segment revenues) in 1996 from $5,095,000
(29.8% of segment revenues) in 1995. The operating margin in this segment decreased to 26.7% in 1996 compared to 29.8% in 1995. The reduction in the operating margin is primarily due to the combined effects of a reduction in income taxes collected from developers and an increase in operation and administration expenses. The utility-related services segment incurred an operating loss of $2,502,000 (14.5% of segment revenues) in 1996 compared to an operating loss of $1,297,000 (17.6% of segment revenues) in 1995; however, the operating margin in this segment improved to an operating deficit of 14.5% in 1996 from an operating deficit of 17.6% in 1995. The increase in the operating loss in this segment is due primarily to the seasonality of operations at Miller Pipeline Corporation (MPC) acquired in August 1995 whereas the improvement in the operating margin results primarily from MPC's higher operating margin.

Total operating revenues increased $10,957,000 (44.8%) during the three months ended March 31, 1996 over the same period in 1995. Operating revenues applicable to the water utilities segment increased $469,000, excluding a decrease of $564,000 in income taxes collected from developers, representing a 2.9% increase over 1995, and is primarily due to two rate increases in the second quarter of 1995 and a moderate increase in total water consumption. Operating revenues applicable to the utility-related services segment increased $9,924,000 (134.8%) due primarily to the acquisition of MPC and the continued expansion of business contracts at SM&P.

Total operation and administration expenses increased $10,942,000 (68.5%) during the three months ended March 31, 1996 over the same period in 1995, of which $9,760,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $1,182,000 is discussed below and represents a 13.5% increase over 1995. Labor expenses increased $325,000 (9.9%) mainly due to an increase in maintenance activity during 1996 as compared to 1995 and a general wage increase, effective January 1, 1996. Chemical costs increased $66,000 (29.8%) primarily due to increased usage. Materials and transportation costs increased $160,000 (28.9%) primarily due to increased maintenance activities. Costs of the Company's pension and other benefit plans increased $419,000 (86.0%) primarily due to the amortization of cost of postretirement benefits other than pensions commencing May 1995 resulting from the settlement of IWC's rate case on April 26, 1995.

Operation and administration expenses applicable to the utility-related services segment, excluding $7,875,000 in expenses applicable to the operations of MPC, increased $1,885,000 (26.0%). Labor expense increased $1,107,000 (23.9%)
primarily due to the addition of employees resulting from the expansion of business contracts at SM&P and a general wage increase. Materials expense increased $116,000 (25.5%) primarily due to the expansion of business of SM&P. Transportation costs increased $355,000 (65.1%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Insurance expense increased $78,000 (10.9%) primarily due to higher healthcare premiums resulting from increased numbers of employees. Cable cut costs increased $98,000 (38.0%) primarily due to the expansion of business and the increased costs associated with cable cuts.

Amortization of acquisition costs increased $54,000 (19.2%) primarily due to the acquisition of MPC. Depreciation increased $678,000 (31.9%) primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes other than income taxes increased $740,000 (32.6%) primarily due to an increase in payroll related taxes resulting from an increase in the number of employees in the utility-related services segment.

The increase in interest expense, net, of $283,000 is largely due to the effect of higher average debt outstanding. The increase in interest income of $71,000 is primarily due to the increase in construction funds held by Trustee.

Income taxes decreased $671,000 (51.9%) primarily due to a decrease of $563,000 in income taxes collected from developers and a decrease in pretax earnings.

Liquidity and Capital Resourcrs

At the present time, the Company's business activities are conducted through its regulated water utilities and unregulated utility-related businesses. The Company acquired SM&P Utility Resources, Inc. in June 1993 and Miller Pipeline Corporation (MPC) in August 1995 which diversified the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of its customers.

Cash Flows From Operating Activities

Cash flows from operating activities result primarily from net earnings (loss) adjusted for non-cash items such as depreciation and deferred taxes and changes in operating assets and liabilities. The seasonal nature of the Company's businesses typically results in higher operating revenues in the second and third quarters of the year than in the first and fourth quarters. Fluctuations in accounts payable and accrued expenses result primarily from property taxes and timing of payments, whereas federal income taxes vary with pretax earnings and the level of income taxes collected from developers on customer advances for construction.

Cash Flows From Investing Activities

Cash flows from investing activities fluctuate primarily as a result of additions to utility plant and other property and the level of customer advances for construction, net of refunds.

The Company continues to experience significant growth in its distribution system. The Company received $1,064,000 in new customer advances and refunded $1,388,000 in customer advances during the three months ended March 31, 1996, compared to $1,485,000 and $1,402,000, respectively, during the same period in 1995. The Company also added $7,591,000 to utility plant and other property during the three months ended March 31, 1996, compared to $7,607,000 during the same period in 1995.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the Company's borrowings, dividend payments and sales of common stock. The Company utilizes borrowings against its lines of credit with local banks for its short-term cash needs.

In March 1995, the Commission granted IWC authority to issue, on or before December 31, 1996, an aggregate of $30,000,000 in securities, to consist of not more than $18,000,000 in the form of long-term debt and/or preferred equity, and assuming favorable market conditions, at least $12,000,000 in common equity. In September 1995, IWC issued $18,000,000 of 5.85% Series First Mortgage Bonds to secure a like amount of Economic Development Bonds issued by the City of Indianapolis due September 1, 2025. Proceeds from this issue were deposited with a trustee and are being used for the construction, extension and improvement of IWC's facilities, plant and distribution system and reimbursement of IWC's treasury for plant capital expenditures previously made. In December 1995 and March 1996, Resources made equity capital contributions to IWC of $10,505,000 and $1,495,000, respectively, which amounts to the $12,000,000 required by the Commission. The amounts invested by Resources were derived from proceeds of the sale of common shares of Resources through its Dividend Reinvestment and Share Purchase Plan.

The Company's goal is to reduce the percentage of net earnings applicable to common and common equivalent shareholders declared payable in cash dividends to a level which allows the Company greater flexibility in operating its businesses. Approximately 84%, 95%, and 99% of net earnings applicable to common and common equivalent shareholders were declared payable in cash dividends during 1995, 1994, and 1993, respectively. The reduction in the payout percentage in 1995 is due primarily to improved net earnings resulting from diversification of the Company's businesses and improved operating results in the water utilities segment.

At March 31, 1996, the Company had lines of credit with banks aggregating $47,000,000 which require a compensating cash balance of $100,000. At March 31, 1996, unused lines of credit aggregated
$19,360,000. Interest on borrowings under the lines of credit is variable (an average of 6.16% at March 31, 1996).

Capital Expenditures

Capital expenditures for 1996 are budgeted at approximately $48,000,000 and are expected to be financed primarily from internally generated cash, customer advances for construction, short-term bank borrowings, and long-term financings. Capital expenditures for the five-year period 1996 through 2000 are budgeted at approximately $150,000,000 with the major portion for new mains and distribution and plant facilities and other operating equipment. The Company anticipates that it will be necessary during the five-year period 1996 through 2000 to secure additional outside financing from both short- and long-term debt and equity capital, to finance planned capital expenditures and long-term debt maturities.

Projected capital expenditures do not include any construction projects that IWC could be required to undertake to comply with legislative or regulatory environmental or water quality requirements that may be imposed in the future. If IWC is required to adopt new methods of water treatment, the costs involved may be substantial. Capital costs are presently estimated at $27,000,000 for ozonation and $105,000,000 for granular activated carbon (GAC). Additionally, IWC is subject to regulatory requirements regarding discharges from its treatment plants. The Company estimates that the cost to comply with possible changes to existing regulatory requirements for discharges approximate $2,000,000 in increased annual operating costs. Such costs and expenses should be recoverable through water rates, but only after appropriate regulatory action.

Environmental Matters

The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, White River North, Fall Creek, Thomas W. Moses and the Geist treatment stations. The Company's current NPDES permits were to have expired June 30, 1989, for White River and Fall Creek stations, December 31, 1990, for Thomas W. Moses, April 30, 1994, for Geist treatment station, and January 31, 1996 for White River North station. Applications for renewal of the permits have been filed with, but not finalized by, IDEM. (These permits continue in effect pending review of the applications).

Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by EPA of the quality of water it sells and treatment techniques it uses to make the water potable. EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes that the Company is currently in compliance with all MCLs promulgated to date. EPA has continuing authority, however, to issue additional regulations under the SDWA, and Congress amended the SDWA in July 1986 to require EPA, within a three-year period, to promulgate MCLs for over 80 chemicals not then regulated. EPA has been unable to meet the three-year deadline, but has promulgated MCLs for many of these chemicals and has proposed additional MCLs. Management of the Company believes that it will be able to comply with the promulgated MCLs and those now proposed without any change in treatment technique, but anticipates that in the future, because of EPA regulations, the Company may have to change its method of treating drinking water to include ozonation and/or GAC. In either case, the capital costs could be significant (currently estimated at $27,000,000 for ozonation and $105,000,000 for GAC), as would be the Company's increase in annual operating costs (currently estimated at $1,400,000 for ozonation and $5,600,000 for GAC). Actual costs could exceed these estimates. The Company would expect to recover such costs through its water rates; however, such recovery may not necessarily be timely.

Under a 1991 law enacted by the Indiana Legislature, a water utility, including the utility subsidiaries of the Company, may petition the Indiana Utility Regulatory Commission (Commission) for prior approval of its plans and estimated expenditures required to comply with provisions of, and regulations under, the Federal Clean Water Act and SDWA. Upon obtaining such approval, the utility may include, to the extent of its estimated costs as approved by the Commission, such costs in its rate base for ratemaking purposes and recover its costs of developing and implementing the approved plans if statutory standards are met. The capital costs for such new systems, equipment or facilities or modifications of existing facilities may be included in the utility's rate base upon completion of construction of the project or any part thereof. While use of this statute is voluntary on the part of a utility, if utilized it should allow utilities a greater degree of confidence in recovering major costs incurred to comply with environmentally related laws on a timely basis.

Rate Case

On May 10, 1995, the Commission approved a Settlement Agreement entered into by the UCC, four intervening customers and IWC. As part of the Agreement, the parties agreed not to seek an adjustment in IWC's basic rates and charges prior to April 1, 1997, subject to IWC's interim right to request approval of new rates to cover operating expenses connected with implementing measures which might be required in connection with new National Pollutant Discharge Elimination System permits which IWC anticipates receiving for wastewater discharges at its Fall Creek and White River Stations (NPDES permits). The parties also agreed that prior to April 1, 1997, IWC may request that the Commission approve, in a separate proceeding, the continuation of the allowance for funds used during construction (debt component only), and the deferral of depreciation, on any capital expenditures made in connection with new NPDES permits at the Fall Creek and White River Stations or IWC's anticipated new South Well Field Station until a rate base determination has been made with respect to these items in IWC's next rate case.

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

                     Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            March 31, 1996


Item 4.  Submission of Matters to Vote of Security Holders

         The annual meeting of the shareholders of the Company was held on April 18, 1996.

         Election of Directors

         The following table sets forth the nominees elected at the annual meeting, and the number of votes cast for, or withheld, as well as the number of broker non-votes, with respect to each nominee. The number of abstentions recorded is not applicable to the election of directors.

                                    Votes          Votes     Broker
               Nominee             Cast for       Withheld  Non-Votes

         Joseph R. Broyles         6,458,304        81,630      0
         Robert B. McConnell       6,427,936       111,998      0
         J. George Mikelsons       6,400,433       139,501      0
         Thomas M. Miller          6,396,106       143,828      0
         Jerry D. Semler           6,469,270        70,664      0

         Authorized Common Stock

         Article V of Resources' Articles of Incorporation was amended increasing the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares. There were 6,276,856 votes cast in favor, 170,993 votes cast against and 97,036 abstentions and zero broker non-votes were recorded with respect to such approved amendment.

         Other Matters Voted Upon at the Meeting

         KPMG Peat Marwick LLP was appointed as auditor for the Company for 1996. There were 6,186,871 votes cast in favor, 165,263 votes cast against and 186,804 abstentions and zero broker non-votes were recorded with respect to such appointment.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended March 31, 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IWC RESOURCES CORPORATION
                                               (Registrant)


                              By:
                                        J. A. Rosenfeld, President
                                        IWC Utilities (Principal
                                        Financial Officer) duly
                                        authorized to sign this
                                        report on behalf of the
                                        registrant
Date



                                        James P. Lathrop, Assistant
                                        Treasurer (Principal Accounting
                                        Officer)
Date