Form 10-Q
period 1996-06-30
IWC RESOURCES CORP
filed 1996-08-14
CIK 790523

Document Summary:

     Document:     JUN96EDGAR
     Author:
     Addressee:
     Operator:

     Creation Date:      08/14/1996
     Modification Date:  08/14/1996

     Identification key words:



     Comments:


















































              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended June 30, 1996

                                     or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        8,638,623

              Class                                   Outstanding at 7-1-96
















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of June 30, 1996 and
      1995, and December 31, 1995 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Six
      Months ended June 30, 1996 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Six
      Months ended June 30, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Six Months ended June 30, 1996 and 1995
        (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:




































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                       June 30, 1996 and 1995 and December 31, 1995
                                       (Unaudited)



                                                            June 30,        December 31,
                                                        1996        1995        1995
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  1,488       2,744       1,771
  Accounts receivable, less allowance for
    doubtful accounts of $336, 190 and 327             26,339      15,335      21,092
  Materials and supplies, at cost                       3,147       2,045       3,194
  Other current assets                                  1,601       1,449       4,370
    Total current assets                               32,575      21,573      30,427

Utility plant:
  Utility plant in service                            367,471     349,799     362,610
  Less accumulated depreciation                        84,887      79,039      81,594
    Net plant in service                              282,584     270,760     281,016
  Construction work in progress                        12,694      12,093       7,855
    Utility plant, net                                295,278     282,853     288,871

Construction funds held by Trustee                     10,008          -       14,260

Other property, net                                    35,859      19,256      32,909

Goodwill, net of accumulated amortization              23,429      16,708      23,776

Deferred charges and other assets                      19,505      15,238      18,636

                                                     $416,654     355,620     408,879
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 31,761      28,458      30,589
  Accounts payable and accrued expenses                21,491      15,872      20,282
  Dividends payable                                        51          51          -
  Federal income taxes                                    733       4,234          -
  Customer deposits                                     1,365       1,200       1,369
    Total current liabilities                          55,401      49,815      52,240

Long-term obligations:
  Long-term debt                                      113,375      98,225     113,375
  Customer advances for construction                   50,069      50,215      51,606
  Other liabilities                                    10,561       7,902       9,346
    Total long-term obligations                       174,005     156,342     174,327

Deferred income taxes                                  37,893      31,671      37,347

Contributions in aid of construction                   34,793      31,401      32,932

Preferred stock of subsidiary and
  redeemable preferred stock                            5,697       5,705       5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 8,582, 7,074, and 8,247 issued
    and outstanding, respectively                      93,240      64,377      86,575
  Retained earnings                                    16,080      17,032      20,321
                                                      109,320      81,409     106,896
  Less unearned compensation                              455         723         568
    Total shareholders' equity                        108,865      80,686     106,328
Commitments and contingencies
                                                     $416,654     355,620     408,879
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.























































                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                Six months ended June 30, 1996
                                         (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1995    8,247,353   $ 86,575   $ 20,321     $ (568)    $106,328

  Net earnings                         -          -       1,813         -          1,813
  Dividends - $.72 per share:
    Common Stock                       -          -      (6,017)        -         (6,017)
    Redeemable preferred stock         -          -         (37)        -            (37)
  Common stock issued:
    Dividend Reinvestment Plan    333,155      6,626         -          -          6,626
    Restricted stock plan           1,969         39         -         (39)           -
  Compensation expense                 -          -          -         152           152



Balance at June 30, 1996        8,582,477   $ 93,240   $ 16,080     $ (455)     $108,865
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.





























                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                   Three months and Six months ended June 30, 1996 and 1995
                                          (Unaudited)




                                                    Three Months           Six Months
                                                   Ended June 30,         Ended June 30,
                                                   1996      1995         1996      1995
                                                   (in thousands, except per share data)

Operating revenues:
  Water utilities                                $19,100    20,129        37,228    37,224
  Utility-related services                        28,793    12,873        46,077    20,233
                                                  47,893    33,002        83,305    57,457
Operating expenses:
  Operation and administration
    Water utilities                               10,312     8,531        20,225    17,262
    Utility-related services                      23,616    10,222        40,623    17,469
  Amortization of acquisition costs                  336       282           671       563
  Depreciation                                     2,882     2,281         5,686     4,407
  Taxes other than income taxes                    2,965     2,213         5,977     4,485
    Total operating expenses                      40,111    23,529        73,182    44,186
    Operating earnings                             7,782     9,473        10,123    13,271

Other income (expense):
  Interest expense, net                           (2,472)   (2,011)       (4,928)   (4,184)
  Interest income                                    452        24           525        26
                                                  (2,020)   (1,987)       (4,403)   (4,158)
    Earnings before income taxes
      and dividends on preferred
      stock of subsidiary                          5,762     7,486         5,720     9,113

Income taxes                                       3,182     4,180         3,805     5,474

     Earnings before dividends
       on preferred stock of subsidiary            2,580     3,306         1,915     3,639

Dividends on preferred stock of subsidiary            51        51           102       102

  Net earnings                                   $ 2,529     3,255         1,813     3,537
                                                  ======    ======        ======    ======

Net earnings per common and common
  equivalent share                               $   .31       .46           .22       .50
                                                  ======    ======        ======    ======

Average number of common
  and common equivalent shares outstanding         8,516     7,054         8,433     7,014
                                                  ======    ======        ======    ======



The accompanying notes are an integral part of the consolidated financial statements.






                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months and Six months ended June 30, 1996 and 1995
                                          (Unaudited)

                                                         Three Months         Six Months
                                                        Ended June 30,      Ended June 30,
                                                        1996      1995      1996      1995
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $ 2,529     3,255      1,813    3,537
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    3,551     2,657      6,895    5,196
      Deferred income taxes                              218       324        546      668
      Gain on sales of other property                     -       (111)      (124)    (743)
      Provision for bad debts                             95        85        206      180
      Dividends on preferred stock of subsidiary          51        51        102      102
      Other, net                                         380       295        467      583
      Changes in operating assets and liabilities:
        Accounts receivable                           (7,177)   (4,841)    (5,453)  (5,391)
        Materials and supplies                            14        54         47      212
        Other current assets                             871        (2)     2,769      210
        Accounts payable and accrued expenses            214    (1,207)     1,209     (358)
        Federal income taxes                             733     2,696        733    3,978
        Customer deposits                                (27)       60         (4)      74
          Net cash provided by operating activities    1,452     3,316      9,206    8,248

Cash flows from investing activities:
  Additions to utility plant and other property       (7,551)   (9,904)   (15,142) (17,511)
  Proceeds from sales of other property                   -        133        126      289
  Customer advances for construction                   1,203     2,869      2,267    4,354
  Refunds of customer advances for construction         (555)     (267)    (1,943)  (1,669)
  Other investing activities, net                       (604)   (1,051)      (742)  (1,430)
          Net cash used by investing activities       (7,507)   (8,220)   (15,434) (15,967)

Cash flows from financing activities:
  Increase in notes payable to banks                   3,421     6,004      1,172   10,784
  Payments of long-term debt                              -         -          -    (1,215)
  Decrease in construction funds
    held by Trustee                                    1,537        -       4,252       -
  Cash dividends                                      (3,104)   (2,515)    (6,105)  (4,954)
  Proceeds from issuance of common stock               4,589     2,641      6,626    2,959
          Net cash provided by
            financing activities                       6,443     6,130      5,945    7,574

Increase (decrease) in cash and cash equivalents         388     1,226       (283)    (145)

Cash and cash equivalents at beginning of period       1,100     1,518      1,771    2,889

Cash and cash equivalents at end of period           $ 1,488     2,744      1,488    2,744
                                                      ======    ======     ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest          $ 1,478     1,487      4,708    4,191
    Income taxes                                     $ 1,389     1,363      1,560    1,419

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

Through its water utility subsidiaries, the Company owns and operates waterworks systems supplying water for residential, commercial and industrial uses, and for fire protection in Indianapolis, Indiana, and the surrounding area. These subsidiaries are regulated by the Indiana Utility Regulatory Commission (Commission), and their accounting policies, which are substantially consistent with generally accepted accounting principles, are governed by the Commission. The Company also owns and operates businesses which are involved in utility line locating, installation, repair and maintenance of underground pipelines, data processing, other utility-related services, and real estate sales and development. All significant intercompany accounts and transactions have been eliminated in consolidation.

A summary of the Company's significant accounting policies is set forth in Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995.

COMMITMENTS AND CONTINGENCIES

Recently enacted (August 1996) amendments of the Safe Drinking Water Act (SDWA) provide for new standards pursuant to which the United States Environmental Protection Agency (EPA) is required to propose, promulgate and review drinking water standards. The 1996 Amendments allow the Administrators of EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases, but do not reduce the number of new standards required by the 1986 amendments of the Act. Such standards, if promulgated, could be costly and require substantial changes in current operations of the Company. Additionally, the Indiana Department of Environmental Management issues permits for discharges from the Company's treatment stations, the terms and limitations of which can, and may well be, onerous. As a result, compliance with such permits may be expensive.














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

RECLASSIFICATIONS

Certain amounts as of June 30, 1995 have been reclassified to conform with the 1996 presentation.

           IWC Resources Corporation and Subsidiaries
   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

General

The most significant changes in the consolidated financial condition and results of operations of IWC Resources Corporation and subsidiaries (Company) are attributable to the operations of its two segments: (1) water utilities and (2) utility-related services. These segments are discussed more fully in Notes to Consolidated Financial Statements, Segment Information, in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

         Three Months Ended June 30, 1996, Compared with
                Three Months Ended June 30, 1995

During the three months ended June 30, 1996, total operating earnings were $7,782,000 (16.2% of revenues) compared to $9,473,000 (28.7% of revenues) during the same period in 1995. Operating earnings in the water utilities segment decreased to $5,567,000 (29.1% of segment revenues) in 1996 from $8,463,000
(42.0% of segment revenues) in 1995. The reduction in the operating margin from 42.0% in 1995 to 29.1% in 1996 is primarily due to the combined effects of a reduction in income taxes collected from developers (included in operating revenues) and an increase in operation and administration expenses. Operating earnings in the utility-related services segment increased to $2,215,000 (7.7% of segment revenues) in 1996 from $1,010,000 (7.8% of segment revenues) in 1995. The operating margin in this segment remained comparable at 7.7% in 1996 and 7.8% in 1995 due primarily to the net effects of operating earnings provided by MPC acquired in August 1995 offset by a reduction in operating earnings in the remainder of this segment.

Total operating revenues increased $14,891,000 (45.1%) during the three months ended June 30, 1996 over the same period in 1995. Operating revenues applicable to the water utilities segment increased $95,000, excluding a decrease of $1,124,000 in income taxes collected from developers, representing a .5% increase over 1995, and is primarily due to the two rate increases in the second quarter of 1995 offset by a moderate decrease in total water consumption. Operating revenues applicable to the utility-related services segment increased $15,920,000 (123.7%) due primarily to the acquisition of MPC and the continued expansion of business contracts at SM&P Utility Resources, Inc. (SM&P).

Total operation and administration expenses increased $15,175,000 (80.9%) of which $13,394,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $1,781,000 which is discussed below represents a 20.9% increase over 1995. Labor expenses increased $232,000 (7.0%) mainly due to an increase in maintenance activity during 1996 as compared to 1995 and a general wage increase, effective January 1, 1996. Materials and transportation costs increased $174,000 (30.3%) primarily due to increased maintenance activities. The cost of outside services increased $395,000 (25.7%) chiefly due to an increase in consulting and other services. Insurance expense increased $562,000 (68.1%) primarily due to the combined effects of an increase in group insurance premiums and an insurance rebate received in June 1995. Costs of the Company's pension and other benefit plans increased $125,000 (16.1%) primarily due to the amortization of the cost of postretirement benefits other than pensions commencing May 1995 resulting from the implementation of SFAS 106, as authorized in the settlement of IWC's rate case on April 26, 1995.

Operation and administration expenses applicable to the utility-related services segment, excluding $10,597,000 in expenses applicable to the operations of MPC, increased $2,797,000 (27.4%). Labor expense increased $2,374,000 (39.8%)
primarily due to the expansion of business contracts at SM&P and a general wage increase. Materials expense increased $169,000 (21.7%) primarily due to the expansion of business of SM&P. Transportation costs increased $202,000 (23.3%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Fringe benefit costs, including pension related benefits, increased $292,000 (55.5%) primarily due to the cost of providing increased benefits to an increasing employee base. Cable cut costs increased $183,000 (45.6%) primarily due to the expansion of business and the increased costs associated with such cuts.

Amortization of acquisition costs increased $54,000 (19.1%) primarily due to the acquisition of MPC. Depreciation increased $601,000 (26.3%) primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes other than income taxes increased $752,000 (34.0%) primarily due to an increase in payroll related taxes resulting from increased labor expenses in the utility-related services segment.

The increase in interest expense, net, of $461,000 (22.9%) is largely due to the effects of higher average debt outstanding.
The increase in interest income of $428,000 is primarily due to the increase in construction funds held by Trustee.

Income taxes decreased $998,000 (23.9%) primarily due to a decrease of $1,124,000 in income taxes collected from developers.

          Six Months Ended June 30, 1996, Compared with
                 Six Months Ended June 30, 1995

During the six months ended June 30, 1996, total operating earnings were $10,123,000 (12.2% of revenues) compared to $13,271,000 (23.1% of revenues) during the same period in 1995. Operating earnings in the water utilities segment decreased to $10,410,000 (28.0% of segment revenues) in 1996 from $13,558,000
(36.4% of segment revenues) in 1995. The reduction in the operating margin from 36.4% in 1995 to 28.0% in 1996 is primarily due to the combined effects of a reduction in income taxes collected from developers (included in operating revenues) and an increase in operation and administration expenses. The operating loss in the utility-related services segment was $287,000 (.6% and 1.4% of segment revenues in 1996 and 1995, respectively) for both 1996 and 1995. The operating loss in this segment remained constant due primarily to the net effects of operating earnings provided by MPC acquired in August 1995 offset by an operating loss in the remainder of this segment.

Total operating revenues increased $25,848,000 (45.0%) during the six months ended June 30, 1996 over the same period in 1995. Operating revenues applicable to the water utilities segment increased $1,691,000, excluding a decrease of $1,687,000 in income taxes collected from developers, representing a 4.9% increase over 1995, and is primarily due to the two rate increases in the second quarter of 1995. Operating revenues applicable to the utility-related services segment increased $25,844,000 (127.7%) due primarily to the acquisition of MPC and the continued expansion of business contracts at SM&P.

Total operation and administration expenses increased $26,117,000 (75.2%) of which $23,154,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $2,963,000 which is discussed below represents a 17.2% increase over 1995. Labor expenses increased $557,000 (8.5%) mainly due to an increase in maintenance activity during 1996 as compared to 1995 and a general wage increase, effective January 1, 1996. Materials and transportation costs increased $453,000 (40.1%) primarily due to increased maintenance activities. The cost of outside services increased $341,000 (11.0%) chiefly due to an increase in consulting and other services. Insurance expense increased $606,000 (31.6%) reflecting higher health and general liability insurance premium costs. Costs of the Company's pension and other benefit plans increased $544,000 (43.1%) primarily due to the amortization of the cost of postretirement benefits other than pensions commencing May 1995 resulting from the settlement of IWC's rate case on April 26, 1995.

Operation and administration expenses applicable to the utility-related services segment, excluding $18,472,000 in expenses applicable to the operations of MPC, increased $4,682,000 (26.8%). Labor expense increased $3,481,000 (32.8%)
primarily due to the expansion of business contracts at SM&P and a general wage increase. Materials expense increased $285,000 (23.1%) primarily due to the expansion of business of SM&P. Transportation costs increased $556,000 (39.4%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Fringe benefit costs, including pension related benefits, increased $505,000 (47.2%) primarily due to the cost of providing increased benefits to an increasing employee base. Cable cut costs increased $281,000 (42.6%) primarily due to the expansion of business and the increased costs associated with such cuts.

Amortization of acquisition costs increased $108,000 (19.2%) primarily due to the acquisition of MPC. Depreciation increased $1,279,000 (29.0%) primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes other than income taxes increased $1,492,000 (33.3%) primarily due to an increase in payroll related taxes resulting from an increase in the number of employees in the utility-related services segment.

The increase in interest expense, net, of $744,000 (17.8%) is largely due to the effects of higher average debt outstanding.
The increase in interest income of $499,000 is primarily due to the increase in construction funds held by Trustee.

Income taxes decreased $1,669,000 (30.5%) primarily due to a decrease of $1,687,000 in income taxes collected from developers.

Liquidity and Capital Resources

At the present time, the Company's business activities are conducted through its regulated water utilities and unregulated utility-related businesses. The Company acquired SM&P in June 1993 and MPC in August 1995 which diversified the Company's operations. The Company may, in the future, become involved in other water utilities and utility-related activities through the acquisition or formation of additional subsidiaries. The source of capital to finance these subsidiaries will be determined at the time they are established or acquired. However, the Company does not intend to enter into any business that would impair the Company's primary commitment to maintain and develop its water utilities to meet the current and future needs of its customers.

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

The Company continues to experience significant growth in its distribution system. The Company received $2,267,000 in new customer advances and refunded $1,943,000 in customer advances during the six months ended June 30, 1996, compared to $4,354,000 and $1,669,000, respectively, during the same period in 1995. The Company also added $15,142,000 to utility plant and other property during the six months ended June 30, 1996, compared to $17,511,000 during the same period in 1995.

Cash Flows From Financing Activities

Cash flows from financing activities consist primarily of the Company's borrowings, dividend payments and sales of common stock. The Company utilizes borrowings against its lines of credit with local banks for its short-term cash needs.

In March 1995, the Commission granted IWC authority to issue, on or before December 31, 1996, an aggregate of $30,000,000 in securities, to consist of not more than $18,000,000 in the form of long-term debt and/or preferred equity, and assuming favorable market conditions, at least $12,000,000 in common equity. In September 1995, IWC issued $18,000,000 of 5.85% Series First Mortgage Bonds to secure a like amount of Economic Development Bonds issued by the City of Indianapolis due September 1, 2025. Proceeds from this issue were deposited with a trustee and are being used for the construction, extension and improvement of IWC's facilities, plant and distribution system and reimbursement of IWC's treasury for plant capital expenditures previously made. In December 1995 and March 1996, Resources made equity capital contributions to IWC of $10,505,000 and $1,495,000, respectively, which amounts to the $12,000,000 authorized by the Commission. The amounts invested by Resources were derived from proceeds of the sale of common shares of Resources through its Dividend Reinvestment and Share Purchase Plan.

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

At June 30, 1996, the Company had lines of credit with banks aggregating $57,000,000 which require a compensating cash balance of $100,000. At June 30, 1996, unused lines of credit aggregated
$25,938,000. Interest on borrowings under the lines of credit is variable (an average of 6.35% at June 30, 1996).

Capital Expenditures

Capital expenditures for 1996 are budgeted at approximately $48,000,000 and are expected to be financed primarily from internally generated cash, customer advances for construction, short-term bank borrowings, and long-term financings. Capital expenditures for the five-year period 1996 through 2000 are budgeted at approximately $150,000,000 with the major portion for new mains and distribution and plant facilities and other operating equipment. The Company anticipates that it will be necessary during the five-year period 1996 through 2000 to secure additional outside financing from both short- and long-term debt and equity capital markets, to finance and refinance planned capital expenditures and long-term debt maturities.

Projected capital expenditures do not include any construction projects that IWC could be required to undertake to comply with legislative or regulatory environmental or water quality requirements that may be imposed in the future. In addition to SDWA requirements imposed by the EPA, IWC is subject to regulatory requirements of the State of Indiana regarding discharges from its treatment plants. The Company estimates that the cost to comply with anticipated changes to existing regulatory requirements for discharges approximate $2,000,000 in increased annual operating expenses. Such expenses should be recoverable through water rates, but only after appropriate regulatory action.

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

Under the federal Safe Drinking Water Act (SDWA), the Company is subject to regulation by EPA of the quality of water it sells and treatment techniques it uses to make the water potable. EPA promulgates nationally applicable maximum contaminant levels (MCLs) for contaminants found in drinking water. Management believes that the Company is currently in compliance with all MCLs promulgated to date. EPA has continuing authority, however, to issue additional regulations under the SDWA. In August 1996, Congress amended the SDWA to allow EPA more authority to weigh the costs and benefits of regulations being considered in some (but not all) cases. The 1996 amendments do not, however, reduce the number of new standards required by the 1986 amendments. Such standards promulgated could be costly and require substantial changes in the Company's operations. The Company would expect to recover the costs of such changes through its water rates; however, such recovery may not necessarily be timely.

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

Rate Case

On May 10, 1995, the Commission approved a Settlement Agreement entered into by the UCC, four intervening customers and IWC. As part of the Agreement, the parties agreed not to seek an adjustment in IWC's basic rates and charges prior to April 1, 1997, subject to IWC's interim right to request approval of new rates to cover operating expenses connected with implementing measures which might be required in connection with new National Pollutant Discharge Elimination System permits which IWC anticipates receiving for wastewater discharges at its Fall Creek and White River Stations (NPDES permits). The parties also agreed that prior to April 1, 1997, IWC may request that the Commission approve, in a separate proceeding, the continuation of the allowance for funds used during construction (debt component only), and the deferral of depreciation, on any capital expenditures made in connection with new NPDES permits at the Fall Creek and White River Stations or IWC's anticipated new South Well Field Station (ground for which was broken in August 1996) until a rate base determination has been made with respect to these items in IWC's next rate case.

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

                     Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                            June 30, 1996





Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended June 30, 1996.

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