Form 10-Q
period 1996-09-30
IWC RESOURCES CORP
filed 1996-11-14
CIK 790523

Document Summary:

     Document:     EDSEP96
     Author:
     Addressee:
     Operator:

     Creation Date:      11/14/1996
     Modification Date:  11/14/1996

     Identification key words:



     Comments:


















































               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1996

                                      or

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common Stock, no par value per share                        9,005,082
              Class                                   Outstanding at 10-1-96




















           IWC RESOURCES CORPORATION AND SUBSIDIARIES

                              Index




Part  I.  Financial Information:

    Consolidated Balance Sheets as of September 30, 1996 and
      1995, and December 31, 1995 (Unaudited)

    Consolidated Statement of Shareholders' Equity - Nine
      Months ended September 30, 1996 (Unaudited)

    Consolidated Statements of Earnings - Three Months and Nine
      Months ended September 30, 1996 and 1995 (Unaudited)

    Consolidated Statements of Cash Flows -
      Three Months and Nine Months ended September 30, 1996 and
      1995 (Unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information:




































                              PART I.  FINANCIAL INFORMATION

                       IWC RESOURCES CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and 1995 and December 31, 1995
                                       (Unaudited)



                                                         September 30,      December 31,
                                                        1996        1995        1995
                                                              (in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                          $  2,706       2,523       1,771
  Accounts receivable, less allowance for
    doubtful accounts of $202, 330 and 327             26,869      25,842      21,092
  Materials and supplies, at cost                       2,979       3,635       3,194
  Other current assets                                  1,836       2,348       4,370
    Total current assets                               34,390      34,348      30,427

Utility plant:
  Utility plant in service                            368,416     356,047     362,610
  Less accumulated depreciation                        86,284      80,650      81,594
    Net plant in service                              282,212     275,397     281,016
  Construction work in progress                        17,249       9,881       7,855
    Utility plant, net                                299,461     285,278     288,871

Construction funds held by Trustee                      8,084      18,076      14,260


Other property, net                                    35,869      33,364      32,909

Goodwill, net of accumulated amortization              23,255      24,040      23,776

Deferred charges and other assets                      19,794      16,878      18,636

                                                     $420,853     411,984     408,879
                                                      =======     =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                             $ 16,407      35,600      30,589
  Current portion of long-term debt                     6,775          -           -
  Accounts payable and accrued expenses                22,179      21,163      20,282
  Dividends payable                                        51          51          -
  Federal income taxes                                  3,661       3,691          -
  Customer deposits                                     1,349       1,259       1,369
    Total current liabilities                          50,422      61,764      52,240

Long-term obligations:
  Long-term debt, less current portion                112,200     116,225     113,375
  Customer advances for construction                   49,431      51,967      51,606
  Other liabilities                                    11,233       8,202       9,346
    Total long-term obligations                       172,864     176,394     174,327

Deferred income taxes                                  38,126      34,577      37,347

Contributions in aid of construction                   35,202      32,290      32,932

Preferred stock of subsidiary and
  redeemable preferred stock                            5,697       5,705       5,705

Shareholders' equity
  Common stock, authorized 10,000 common
    shares; 8,934, 7,998, and 8,247 issued
    and outstanding, respectively                      99,752      81,871      86,575
  Retained earnings                                    19,170      20,029      20,321
                                                      118,922     101,900     106,896
  Less unearned compensation                              380         646         568
    Total shareholders' equity                        118,542     101,254     106,328
Commitments and contingencies
                                                     $420,853     411,984     408,879
                                                      =======     =======     =======

The accompanying notes are an integral part of the consolidated financial statements.






















































                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             Nine months ended September 30, 1996
                                         (Unaudited)



                                                                                  Total
                                     Common Stock       Retained    Unearned   Shareholders'
                                 Shares       Amount    Earnings  Compensation    Equity

                                              (In thousands, except share data)

Balance at December 31, 1995    8,247,353   $ 86,575   $ 20,321     $ (568)     $106,328

  Net earnings                         -          -       8,073         -          8,073
  Dividends - $1.08 per share:
    Common Stock                       -          -      (9,168)        -         (9,168)
    Redeemable preferred stock         -          -         (56)        -            (56)
  Common stock issued:
    Dividend Reinvestment Plan    684,969     13,138         -          -         13,138
    Restricted stock plan           1,969         39         -         (39)           -
  Compensation expense                 -          -          -         227           227



Balance at September 30, 1996   8,934,291   $ 99,752   $ 19,170     $ (380)     $118,542
                                =========    =======    =======        ===       =======




The accompanying notes are an integral part of the consolidated financial statements.





























                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF EARNINGS
                Three months and Nine months ended September 30, 1996 and 1995
                                          (Unaudited)




                                                    Three Months          Nine Months
                                                 Ended September 30,   Ended September 30,
                                                   1996      1995         1996      1995
                                                   (in thousands, except per share data)

Operating revenues:
  Water utilities                                $22,895    23,594        60,123    60,818
  Utility-related services                        32,251    20,237        78,328    40,470
                                                  55,146    43,831       138,451   101,288
Operating expenses:
  Operation and administration
    Water utilities                               10,302     9,688        30,527    26,950
    Utility-related services                      25,411    15,234        66,034    32,703
  Amortization of acquisition costs                  335       282         1,006       845
  Depreciation                                     2,912     2,481         8,598     6,888
  Taxes other than income taxes                    2,861     2,514         8,838     6,999
    Total operating expenses                      41,821    30,199       115,003    74,385
    Operating earnings                            13,325    13,632        23,448    26,903

Other income (expense):
  Interest expense, net                           (2,374)   (2,694)       (7,302)   (6,878)
  Interest income                                    162         4           687        30
                                                  (2,212)   (2,690)       (6,615)   (6,848)
    Earnings before income taxes
      and dividends on preferred
      stock of subsidiary                         11,113    10,942        16,833    20,055

Income taxes                                       4,803     5,375         8,608    10,849

     Earnings before dividends
       on preferred stock of subsidiary            6,310     5,567         8,225     9,206

Dividends on preferred stock of subsidiary            50        50           152       152

  Net earnings                                   $ 6,260     5,517         8,073     9,054
                                                  ======    ======        ======    ======

Net earnings per common and common
  equivalent share                               $   .72       .73           .94      1.26
                                                  ======    ======        ======    ======

Average number of common
  and common equivalent shares outstanding         8,836     7,556         8,567     7,195
                                                  ======    ======        ======    ======



The accompanying notes are an integral part of the consolidated financial statements.






                          IWC RESOURCES CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                Three months and Nine months ended September 30, 1996 and 1995
                                          (Unaudited)

                                                         Three Months          Nine Months
                                                      Ended September 30,  Ended September 30,
                                                        1996      1995      1996      1995
                                                                (in thousands)
Cash flows from operating activities:
  Net earnings                                       $ 6,260     5,517      8,073    9,054
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                    3,667     3,046     10,562    8,242
      Deferred income taxes                              233       400        779    1,068
      Gain on sales of other property                   (145)      (71)      (269)    (814)
      Provision for bad debts                            166       110        372      290
      Dividends on preferred stock of subsidiary          50        50        152      152
      Other, net                                         527        68        994      651
      Changes in operating assets and liabilities:
        Accounts receivable                             (559)   (2,347)    (6,012)  (7,738)
        Materials and supplies                           168      (345)       215     (133)
        Other current assets                            (372)     (170)     2,397       40
        Accounts payable and accrued expenses            688     1,205      1,897      847
        Federal income taxes                           2,928      (578)     3,661    3,400
        Customer deposits                                (16)       59        (20)     133
          Net cash provided by operating activities   13,595     6,944     22,801   15,192

Cash flows from investing activities:
  Additions to utility plant and other property       (7,571)   (4,465)   (22,713) (21,976)
  Acquisition of Miller Pipeline Corporation,
    net of cash acquired                                  -     (5,147)        -    (5,147)
  Proceeds from sales of other property                   24       102        150      391
  Customer advances for construction                     356     2,373      2,623    6,727
  Refunds of customer advances for construction         (585)      (31)    (2,528)  (1,700)
  Other investing activities, net                        (62)     (315)      (804)  (1,745)
          Net cash used by investing activities       (7,838)   (7,483)   (23,272) (23,450)

Cash flows from financing activities:
  Increase (decrease) in notes payable to banks      (15,354)     (258)   (14,182)  10,526
  Proceeds from long-term debt                         5,600    18,076      5,600   18,076
  Payments of long-term debt                              -         -          -    (1,215)
  Decrease (increase) in construction funds
    held by Trustee                                    1,924   (18,076)     6,176  (18,076)
  Cash dividends                                      (3,221)   (2,570)    (9,326)  (7,524)
  Proceeds from issuance of common stock               6,512     3,146     13,138    6,105
          Net cash provided (used) by
            financing activities                      (4,539)      318      1,406    7,892

Increase (decrease) in cash and cash equivalents       1,218      (221)       935     (366)

Cash and cash equivalents at beginning of period       1,488     2,744      1,771    2,889

Cash and cash equivalents at end of period           $ 2,706     2,523      2,706    2,523
                                                      ======    ======     ======   ======

Supplemental disclosures of cash flow information-
  Cash paid for:
    Interest on long-term debt and notes payable
      to banks, net of capitalized interest          $ 3,100     2,920      7,808    7,111
    Income taxes                                     $ 1,401     4,966      2,961    6,385

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

CURRENT EVENTS

Dividend Reinvestment and Share Purchase Plan

Effective October 1, 1996, Resources suspended sales of its common stock under the optional cash purchase feature of its enhanced
Dividend Reinvestment and Share Purchase Plan (Plan). Dividend reinvestment will continue to be available under the Plan.

Resources amended its Plan in 1994 to allow certain employees and utility customers of the Company or its subsidiaries to purchase common shares. Effective March 10, 1995, common shares could be purchased with reinvested dividends or optional cash purchases at a price of 97% of the average of the means between the high and low sale price of the common shares as determined for the five consecutive trading days ending on the day of purchase. Resources has raised more than $22 million since March 1995 pursuant to the Plan, an amount vastly exceeding original expectations.












Small Business Job Protection Act

On August 20, 1996, President Clinton signed into law a bill (H.R.
3448) entitled the "Small Business Job Protection Act" (Act), which repealed provisions of the 1986 Tax Reform Act that had made Contributions in Aid of Construction (CIAC) taxable income for federal income tax purposes. Such contributions to the Company were generally made by developers desiring main extensions. The repeal generally applies to contributions received for all property placed in service after June 12, 1996, except property placed in service pursuant to a binding contract in effect before June 10, 1996. Prior to the repeal, CIAC were includible in taxable income when received and deductible if subsequently refunded to the deposition. Effective September 8, 1993, the Commission granted Indianapolis Water Company (IWC) authority to surcharge developers for income taxes owing on CIAC, and IWC reduced its water rates by a corresponding amount. In 1994, IWC began collecting such surcharges, reporting them as a component of operating revenues and income tax expense. Accordingly, after 1993, they had no effect on IWC's net earnings.

The Act also created a new classification of depreciable property, called "Water Utility Property", and mandates the use of the straight-line method of depreciation on such property and a recovery period of not less than 25 years for tax purposes. Prior to the Act, accelerated depreciation of such property could be used, over a life as short as 20 years, for tax purposes.

Installation of Main Extensions

Effective for contracts entered into on or after April 1, 1996, IWC allows developers to install, or provide for the installation of, main extensions, which are to be transferred to IWC upon completion. This is a departure from the past, when IWC was responsible for the installation of all new mains.

This change has caused a reduction in cash inflows from developers, as deposits to pay the cost of main extensions are now invested by the developer directly in the new mains, as well as cash outflows no longer necessary to pay for these installations.

As a result of this change, as indicated in the accompanying Consolidated Statements of Cash Flows, customer advances for construction decreased $2,017,000 and $4,104,000 during the three months and nine months ended September 30, 1996, compared to the same periods in 1995.

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

RECLASSIFICATIONS

Certain amounts as of September 30, 1995 have been reclassified to conform with the 1996 presentation.

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



      Three Months Ended September 30, 1996, Compared with
              Three Months Ended September 30, 1995

During the three months ended September 30, 1996, total operating earnings were $13,325,000 (24.2% of revenues) compared to $13,632,000 (31.1% of revenues) during the same period in 1995. Operating earnings in the water utilities segment decreased to $9,414,000 (41.1% of segment revenues) in 1996 from $10,782,000 (45.7% of segment revenues) in 1995. The reduction in the operating margin from 45.7% in 1995 compared to 41.1% in 1996 is primarily due to the combined effects of a reduction in income taxes collected from developers (included in operating revenues) and an increase in operation and administration expenses. Operating earnings in the utility-related services segment increased to $3,911,000 (12.1% of segment revenues) in 1996 from $2,850,000 (14.1% of segment revenues) in 1995. The reduction in the operating margin from 14.1% in 1995 to 12.1% in 1996 is due primarily to the net effects of operating earnings provided by MPC acquired in August 1995 offset by reduced operating earnings in the remainder of this segment.

Total operating revenues increased $11,315,000 (25.8%) during the three months ended September 30, 1996 over the same period in 1995. Operating revenues applicable to the water utilities segment increased $792,000, excluding a decrease of $1,491,000 in income taxes collected from developers, representing a 3.6% increase over 1995, and is primarily due to a 1.2% increase in total water consumption and the two rate increases in the second quarter of 1995. Operating revenues applicable to the utility-related services segment increased $12,014,000 (59.4%) due primarily to the acquisition of MPC and the continued expansion of business contracts at SM&P Utility Resources Inc. (SM&P).

Total operation and administration expenses increased $10,791,000 (43.3%) of which $10,177,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $614,000 which is discussed below represents a 6.3% increase over 1995. Labor expenses increased $405,000 (12.0%) mainly due to an increase in maintenance activity during 1996 as compared to 1995 and a general wage increase, effective January 1, 1996. The cost of outside services increased $133,000 (8.9%) chiefly due to an increase in consulting and other services. Insurance expense increased $116,000 (10.9%) primarily due to an increase in group insurance premiums.

Operation and administration expenses applicable to the utility-related services segment, excluding an increase of $6,960,000 in expenses applicable to the operations of MPC, increased $3,217,000 (32.0%). Labor expense increased $2,205,000 (40.8%) primarily due to the addition of employees resulting from the expansion of business contracts at SM&P and a general wage increase. Transportation costs increased $594,000 (72.4%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Fringe benefit costs, including pension related benefits, increased $505,000 (95.8%) primarily due to the cost of increased benefits to an increasing employee base.

Amortization of acquisition costs increased $53,000 (18.8%) primarily due to the acquisition of MPC. Depreciation increased $431,000 (17.4%) primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes other than income taxes increased $347,000 (13.8%) primarily due to an increase in payroll related taxes resulting from an increase in the number of employees in the utility-related services segment.

The decrease in interest expense, net, of $320,000 (11.9%) is largely due to the effects of lower average debt outstanding and an increase in capitalized interest costs. The increase in interest income of $158,000 is primarily due to the increase in construction funds held by Trustee.

Income taxes decreased $572,000 (10.6%) primarily due to a decrease of $1,491,000 in income taxes collected from developers.


       Nine Months Ended September 30, 1996, Compared with
              Nine Months Ended September 30, 1995

During the nine months ended September 30, 1996, total operating earnings were $23,448,000 (16.9% of revenues) compared to $26,903,000 (26.6% of revenues) during the same period in 1995. Operating earnings in the water utilities segment decreased to $19,824,000 (33.0% of segment revenues) in 1996 from $24,340,000
(40.0% of segment revenues) in 1995. The reduction in the operating margin from 40.0% in 1995 to 33.0% in 1996 is primarily due to the combined effects of a reduction in income taxes collected from developers and an increase in operation and administration expenses. Operating earnings in the utility-related services segment increased to $3,624,000 (4.6% of segment revenues) in 1996 from $2,563,000 (6.3% of segment revenues) in 1995. The reduction in the operating margin from 6.3% in 1995 to 4.6% in 1996 is due primarily to the net effects of operating earnings provided by MPC acquired in August 1995 offset by reduced operating earnings in the remainder of this segment.

Total operating revenues increased $37,163,000 (36.7%) during the nine months ended September 30, 1996 over the same period in 1995. Operating revenues applicable to the water utilities segment increased $2,483,000, excluding a decrease of $3,178,000 in income taxes collected from developers, representing a 4.4% increase over 1995, and is primarily due to the two rate increases in the second quarter of 1995. Operating revenues applicable to the utility-related services segment increased $37,858,000 (93.5%) due primarily to the acquisition of MPC and the continued expansion of business contracts at SM&P.

Total operation and administration expenses increased $36,908,000 (61.9%) of which $33,331,000 is applicable to the utility-related services segment. The increase in water utilities segment expenses of $3,577,000 which is discussed below represents a 13.3% increase over 1995. Labor expenses increased $962,000 (9.7%) mainly due to an increase in maintenance activity during 1996 as compared to 1995 and a general wage increase, effective January 1, 1996. Materials and transportation costs increased $520,000 (29.1%) primarily due to increased maintenance activities. The cost of outside services increased $475,000 (10.3%) chiefly due to an increase in consulting and other services. Insurance expense increased $529,000 (16.7%) primarily due to an increase in group insurance premiums. Costs of the Company's pension and other benefit plans increased $545,000 (25.2%) primarily due to the amortization of the cost of postretirement benefits other than pensions commencing May 1995 resulting from the settlement of IWC's rate case on April 26, 1995.

Operation and administration expenses applicable to the utility-related services segment, excluding an increase of $25,432,000 in expenses applicable to the operations of MPC, increased $7,899,000 (28.7%). Labor expense increased $5,986,000 (35.7%) primarily due to the addition of employees resulting from the expansion of business contracts at SM&P and a general wage increase. Transportation costs increased $1,150,000 (51.6%) primarily due to the increase in the number of vehicles, leasing costs and associated maintenance costs. Fringe benefit costs, including pension related benefits, increased $1,110,000 (63.3%) primarily due to the cost of increased benefits to an increasing employee base. Cable cut costs increased $304,000 (24.2%) primarily due to the expansion of business and the increased costs associated with such cuts.

Amortization of acquisition costs increased $161,000 (19.1%) primarily due to the acquisition of MPC. Depreciation increased $1,710,000 (24.8%) primarily due to additional utility plant and other property placed in service including other property added through the acquisition of MPC.

Taxes other than income taxes increased $1,839,000 (26.3%) primarily due to an increase in payroll related taxes resulting from an increase in the number of employees in the utility-related services segment.

The increase in interest expense, net, of $424,000 (6.2%) is largely due to the effects of higher average debt outstanding offset by an increase in capitalized interest costs. The increase in interest income of $657,000 is primarily due to the increase in construction funds held by Trustee.

Income taxes decreased $2,241,000 (20.7%) primarily due to a decrease of $3,178,000 in income taxes collected from developers.

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

The Company continues to experience significant growth in its distribution system. The Company received $2,623,000 in new customer advances and refunded $2,528,000 in customer advances during the nine months ended September 30, 1996, compared to $6,727,000 and $1,700,000, respectively, during the same period in 1995. The
Company also added $22,713,000 to utility plant and other property during the nine months ended September 30, 1996, compared to $21,976,000 during the same period in 1995.

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

At September 30, 1996, the Company had lines of credit with banks aggregating $49,600,000 which require a compensating cash balance of $100,000. At September 30, 1996, unused lines of credit aggregated $33,868,000. Interest on borrowings under the lines of credit is variable (an average of 6.11% at September 30, 1996).

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

Projected capital expenditures do not include any construction projects that IWC could be required to undertake to comply with legislative or regulatory environmental or water quality requirements that may be imposed in the future. In addition to SDWA requirements imposed by the EPA, IWC is subject to regulatory requirements of the State of Indiana regarding discharges from its treatment plants. The Company estimates that the cost to comply with anticipated changes to existing regulatory requirements for discharges approximate $2,000,000 in increased annual operating expenses and approximately $9,000,000 in capital costs. Such capital costs and increased annual operating expenses should be recoverable through water rates, but only after appropriate regulatory action.

Environmental Matters

The Company's utility operations are subject to pollution control and water quality control regulations, including those issued by the Environmental Protection Agency (EPA), the Indiana Department of Environmental Management (IDEM), the Indiana Water Pollution Control Board and the Indiana Department of Natural Resources. Under the Federal Clean Water Act and Indiana's regulations, the Company must obtain National Pollutant Discharge Elimination System (NPDES) permits for discharges from its White River, White River North, Fall Creek, Thomas W. Moses and the Geist treatment stations. The Company's current NPDES permits were to have expired June 30, 1989, for White River and Fall Creek stations, December 31, 1990, for Thomas W. Moses, April 30, 1994, for Geist treatment station, and January 31, 1996 for White River North station. Applications for renewal of the permits have been filed and are the subject of ongoing discussions with, but not finalized by, IDEM. (These permits continue in effect pending review of the applications).

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

                     Part II.  OTHER INFORMATION
              IWC RESOURCES CORPORATION AND SUBSIDIARIES
                          September 30, 1996





Item 6.  Exhibits and Reports on Form 8-K

    (a)  exhibits                     27 - Financial Data Schedule

    (b)  reports on Form 8-K          No reports on Form 8-K were
                                      filed during the quarter
                                      ended September 30, 1996.

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